Form 10-Q
period 2020-12-31
Canning Street Corp
filed 2021-04-27
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56235

CANNING STREET CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	85-3816149
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

8374 MARKET STREET, #284
LAKEWOOD RANCH, FLORODA	34202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

941.270.8885

(Registrant’s Telephone number)

 (Former Address and phone of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	☐	No	☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 26, 2021, there were 619,085 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CANNING STREET CORPORATION

CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2020	2020
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$3,115	$2,965
Accruals – Related Party	17,500	2,500
Loan Payable – Related Party	12,217	1,164

Total Current Liabilities	32,832	6,629

Total Liabilities	32,832	6,629

Commitments and Contingencies (Note 8)		—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085* issued and outstanding	62	62	*
Additional Paid in Capital	(15,550)	(15,550	)*
Retained (Deficit) Earnings	(17,344)	8,859

Total Shareholders’ Deficit	(32,832)	(6,629)

Total Liabilities and Shareholders’ Deficit	$—	$—

 * As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2020	FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

REVENUE	$—	$—

EXPENSES
General and administrative expenses	26,203	—

Total Expenses	26,203	—

OPERATING LOSS	(26,203)	—

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(26,203)	—

TAXES	—	—

NET INCOME (LOSS)	$(26,203)	$—

Net Income (Loss) per Common Share: Basic and Diluted	$(0.04)	$—

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085 *	—

* As retrospectively restated for a 2,000; 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares
	Shares		Amount		Additional Paid-In Capital		Retained (Deficit) Earnings	Total

Balance at September 30 2019	—		$—		$—		$—	$—

Net profit (loss) for the period	—		—		—		—	—

Balance at December 31, 2019	—		$—		$—		$—	$—

Balance at September 30 2020	619,085	*	$62	*	$(15,550	)*	$8,859	$(6,629)

Net loss for the period	—		—		—		(26,230)	(26,230)

Balance at December 31, 2020	619,085		$62		$(15,550)		$(17,344)	$(32,832)

* As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2020	FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

Cash Flow from Operating Activities:

Net Loss	$(26,203)	$—
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	150	—
Accruals – related party	15,000	—

Net Cash Used in Operating Activities	(11,053)	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances under loan payable - related party	11,053	—

Net Cash Provided by Financing Activities	11,053	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash:	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Canning Street Corporation., a Delaware corporation, (“Canning Street”, “the Company”, “We”, “Us” or “Our’) is a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. The Company is presently evaluating various opportunities in the biotech industry. Although the Company has not entered into any agreements with potential merger candidates it is evaluating several opportunities for acquisition although there is no guarantee that the Company will be able to successfully close such transactions.

History

Canning Street was incorporated in Delaware on September 15, 2020.

Effective September 30, 2020, following a corporate reorganization as described below (‘the Holding Company Reorganization” or ‘the reverse recapitalization”), Canning Street became the reorganized successor to Alexandria Advantage Warranty Company, a publicly quoted holding company that ceased trading in 2016.

Reorganization into a Holding Company Structure for Canning Street Corporation, reorganization successor to Alexandria Advantage Warranty Company.

Effective September 29, 2020, Alexandria Advantage Warranty Company (“Alexandria Advantage Colorado’), a Colorado corporation, redomiciled to Delaware by merging with its wholly owned subsidiary, Alexandria Advantage Warranty Company (“Alexandria Advantage Delaware”), a Delaware corporation.

Alexandria Advantage Colorado ceased to exist as an independent legal entity following its merger with Alexandria Advantage Delaware.

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alexandria Advantage Delaware entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Canning Street Corporation (“Canning Street”) and AAWC Corporation (“AAWC”), both wholly-owned subsidiaries of Alexandria Advantage Delaware, effective September 30, 2020.

The Agreement and Plan of Merger and Reorganization into a Holding Company provided for the merger of Alexandria Advantage Delaware with, and into AAWC, with AAWC being the surviving corporation in the merger, as a subsidiary to Canning Street.

Alexandria Advantage Delaware ceased to exist as an independent legal entity following its merger with AAWC.

The shareholders of Alexandria Advantage Delaware were converted, by the holding company reorganization, under the Agreement, to shareholders of Canning Street on a one for one basis pursuant to the Agreement and the Delaware Statute Sec. 251(g).

AAWC., the surviving company of the merger with Alexandria Advantage Delaware, became a wholly-owned subsidiary of Canning Street, the holding company.

Canning Street became the parent holding company resulting under the Agreement, pursuant to Delaware General Corporation Law section 251(g), with its wholly owned subsidiary company, AAWC, the surviving company of the merger with Alexandria Advantage Delaware.

As a result of the Holding Company Reorganization, shareholders in publicly quoted Alexandria Advantage Delaware, formerly the shareholders of Alexandria Advantage Colorado as of the date of the reorganization, became shareholders in the publicly quoted Canning Street.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

AAWC, being the direct successor by the merger with Alexandria Advantage Delaware, became a subsidiary company of Canning Street.

The Holding Company Reorganization has been accounted for so as to reflect the fact that both AAWC and Canning Street were under common control at the date of the Holding Company Reorganization, similar to a reverse acquisition of AAWC by Canning Street

Disposal of AAWC Corporation.

Effective September 30, 2020, Canning Street disposed of 100% of the issued share capital of its sole subsidiary company, AAWC Corporation., to an unrelated third party for a $1,000 payment made to the purchaser to assume ownership of the subsidiary company with outstanding liabilities.

Reverse Stock Split

Effective December 29, 2020 we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

Change in Trading Symbol

Effective December 29, 2020, our trading symbol changed from AAWC to CSTC.

Impact of the COVID-19 Pandemic

We have not commenced operations as yet and consequently have not been directly impacted by the COVID-19 outbreak at this time. However, the detrimental effect of the COVID-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and identify an entity to merge with for the foreseeable future. We are unable to predict with any certainty the ultimate impact COVID-19 outbreak on our plans at this time.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $26,203 in the three months ended December 31, 2020 and had a shareholders’ deficit of $32,832 as of December 31, 2020. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. We have selected September 30 as our financial year end. We have not earned any revenue to date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2020 and September 30, 2020, our cash balance was $0.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of our accounts payable, accrued expenses - related party and loan payable – related party. The carrying amount of our prepaid accounts payable, accrued expenses- related parties and loan payable – related party approximates their fair values because of the short-term maturities of these instruments.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 4 and 5 below for details of related party transactions in the period presented.

Fixed Assets

We owned no fixed assets as of December 31, 2020 or September 30, 2020.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

ROU assets represent the right to use an asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases do not provide an implicit rate, we generally uses the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

We were not party to any lease transactions during the three months ended December 31, 2020.

Income Taxes

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams.

During the three months ended December 31, 2020, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three months ended December 31, 2020.

Stock Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended December 31, 2020.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCRUALS - RELATED PARTIES

As of December 31, 2020, a balance of $17,500 (September 30 - $2,500) accrued compensation was due to our chief financial officer, director and principal shareholder.

NOTE 5. LOAN PAYABLE – RELATED PARTY

During the three months ended December 31, 2020 our chief financial officer, director and principal shareholder advanced to us $11,053 by way of a loan to finance our working capital requirements.

The loan is unsecured, interest free and due on demand.

As of December 31, 2020, the balance outstanding under the loan was $12,217 (September 30 - $1,164).

NOTE 7. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2018, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income.

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended December 31, 2020 as we incurred tax losses during the period. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2020 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

The sources and tax effects of the differences for the periods presented are as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019

Statutory U.S. Federal Income Tax Rate	21%	—
State Income Taxes	5%	—
Change in Valuation Allowance	(26)%	—
Effective Income Tax Rate	0%	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Tax credit (expense) at statutory rate (26%)	$6,813	$—
Increase in valuation allowance	(6,813)	—
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had a federal net operating loss carryforward of approximately $31,838. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s 2020 income tax return for the period from September 15, 2020 (Inception) to September 30, 2020 is currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended December 31, 2020 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2020, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended December 31, 2020.

No series of preferred stock or rights for preferred stock had been designated at December 31, 2020.

Common Stock

As of December 31, 2020, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 shares of common stock were issued and outstanding in our predecessor company with a total par value of $62 and negative balance of additional paid in capital totaling $(15,550).

As of September 30, 2020, 619,085 shares of common stock were issued and outstanding.

No shares of common stock were issued during the three months ended December 31, 2020.

Effective December 29, 2020 we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

As of December 31, 2020, 619,085 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the three months ended December 31, 2020.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2020, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure other than as described below:

Changes in Control of Registrant.

Effective March 31, 2021, certain accredited investors (collectively “the Purchasers”), purchased a total of 371,246 shares our common stock representing 59.97% of our issued and outstanding shares, in a private transaction with David Cutler.

As a result of the closing of the transaction on March 31, 2020, the Purchasers acquired a majority of the issued shares eligible to vote.

The total purchase price of $400,000 was paid in cash by the Purchaser at Closing.

On March 31, 2021, David Cutler and Redgie Green resigned as executive officers of the Company subject to the Company filings its Form 10Q Quarterly Report for the quarter ended December 31, 2020. Further, Mr. Green resigned as a director of the Company effective March 31, 2021 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934. The resignation of Mr. Cutler and Mr. Green was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 31, 2021, John Shepard was appointed to serve as Chairman of the Board of Directors and, subject to the effective date of the resignation of Mr. Cutler and Mr. Green, as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.

Mr. John Shepard started his career in office equipment and software sales for Panasonic and Minolta in 1996. In 2004, John Shepard received his real estate license and began his career and business to business relationships with landowners and developers. Mr. Shepard has contracted more than $250 million. In 2009, Mr. Shepard worked for a startup medical device company Rapid Pathogen Screening. At RPS, a point of care medical device manufacturer John Shepard was the Director of Sales and transitioned into the Director of Government Sales. Mr. Shepard graduated with a B.S. in Business with a concentration in finance from Eckerd College in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2020 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

The Company’s plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

The Company will need substantial additional capital to support its budget. The Company has had no revenues. The Company has no committed source for any funds as of date hereof. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2020

Revenue

We recognized no revenue during the three months ended December 31, 2020, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended December 31, 2020, we incurred general and administrative expenses of $26,203 comprising officer compensation of $20,000 and professional fees of $6,203.

Operating Loss

During the three months ended December 31, 2020, we incurred an operating loss of $26,203 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended December 31, 2020, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended December 31, 2020, we incurred a loss before income taxes of $26,203 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended December 31, 2020 as we incurred a taxable loss in the period

Net Loss

During the three months ended December 31, 2020, we incurred a net loss of $26,203 due to the factors discussed above.

LIQUIDITY

At December 31, 2020, we had total current assets of $0. At December 31, 2020, we had total liabilities of $32.832. Total liabilities included $3,115 in accounts payable, $17,500 in advances from related parties, and $12,217 in loans payable by a related party.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or, equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the period September 15, 2020 (Inception) to September 30, 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the three months ended December 31, 2020 and 2019 were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019

Net Cash Used in Operating Activities	$(11,053)	$—
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	11,053	—

Net Movement in Cash and Cash Equivalents	$—	$—

Operating Activities

During the three months ended December 31, 2020, we incurred a net loss of $26, 203 which after adjustments for an increase in accounts payable of $150, and an increase in accrued expenses – related parties of $15,000 resulted in net cash of $11,053 being used in operations.

Investing Activities

During the three months ended December 31, 2020, we had no investing activities.

Financing Activities

During the three months ended December 31, 2020, we received $11,053 by way of loan from one of our directors and officers who is also our principal shareholder resulting in net cash flow from financing activities of $11,053.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders’. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 of our Financial Statements on page 7. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statement.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2020, we have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

 As of the quarter ended December 31, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on our evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2020.

We did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from October 1, 2020 through December 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Reverse Split of Common Stock

Effective December 29, 2020 we completed a 2,000:1 reverse stock split. Following this reverse stock split, the number of our common shares issued and outstanding was reduced to 619,085. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

As of December 31, 2020, 619,085 shares of common stock were issued and outstanding.

Change in Trading Symbol

Effective December 29, 2020, our trading symbol changed from AAWC to CSTC.

Change of Control.

Effective March 31, 2021, JS Electric, Inc., Path-Guard Network, Inc. David Brown, Andrew N. Brown, Daniel Owen Trust, James Jones Trust and Brian Susi Inc (collectively “the Purchasers”), purchased a total of 371,246 shares our common stock representing 59.97% of our issued and outstanding shares, in a private transaction with David Cutler.

As a result of the closing of the transaction on March 31, 2020, the Purchasers acquired a majority of the issued shares eligible to vote.

The total purchase price of $400,000 was paid in cash by the Purchaser at Closing.

On March 31, 2021, David Cutler and Redgie Green resigned as executive officers of the Company subject to the Company filings its Form 10Q Quarterly Report for the quarter ended December 31, 2020. Further, Mr. Green resigned as a director of the Company effective March 31, 2021 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934. The resignation of Mr. Cutler and Mr. Green was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 31, 2021, John Shepard was appointed to serve as Chairman of the Board of Directors and, subject to the effective date of the resignation of Mr. Cutler and Mr. Green, as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.

Mr. John Shepard started his career in office equipment and software sales for Panasonic and Minolta in 1996. In 2004, John Shepard received his real estate license and began his career and business to business relationships with landowners and developers. Mr. Shepard has contracted more than $250 million. In 2009, Mr. Shepard worked for a startup medical device company Rapid Pathogen Screening. At RPS, a point of care medical device manufacturer John Shepard was the Director of Sales and transitioned into the Director of Government Sales. Mr. Shepard graduated with a B.S. in Business with a concentration in finance from Eckerd College in 2004.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNING STREET CORP.

(Registrant)

Dated: April 26, 2021	By:	/s/ Redgie Green
Redgie Green
(Chief Executive Officer and Principal Executive Officer)

Dated: April 26, 2021	By:	/s/David J. Cutler
David J. Cutler
(Chief Financial Officer and Principal Accounting Officer)