Form 10-Q
period 2021-03-31
Canning Street Corp
filed 2021-05-18
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56235

CANNING STREET CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	85-3816149
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

8374 MARKET STREET, #284
LAKEWOOD RANCH, FLORIDA	34202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

Yes	☒	No	☐

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

As of May 5, 2021, there were 619,085 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CANNING STREET CORPORATION

CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
	2021	2020
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$0	$2,965
Accruals – Related Party	0	2,500
Loan Payable – Related Party	0	1,164

Total Current Liabilities	0	6,629

Total Liabilities	0	6,629

Commitments and Contingencies (Note 8)		—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085* issued and outstanding	62	62	*
Additional Paid in Capital	35,454	(15,550	)*
Retained (Deficit) Earnings	(35,516)	8,859

Total Shareholders’ Deficit	0)	(6,629)

Total Liabilities and Shareholders’ Deficit	$—	$—

 * As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021	FOR THE THREE MONTHS ENDED MARCH 31, 2020		FOR THE SIX MONTHS ENDED MARCH 31, 2021	FOR THE SIX MONTHS ENDED MARCH 31, 2020

REVENUE	$—	$—		$—	$—

EXPENSES
General and administrative expenses	18,172	0		44,375	0

Total Expenses	18,172	0		44,375	0

OPERATING LOSS	(18,172)	0		(44,375)	0

OTHER INCOME (EXPENSE)	—	—		—	—

Total Other Income (Expense)	—	—		—	—

INCOME (LOSS) BEFORE TAXES	(18,172)	0		(44,375)	0

TAXES	—	—		—	—

NET INCOME (LOSS)	$(18,172)	$0		$(44,375)	$0

Net Income (Loss) per Common Share: Basic and Diluted	$(0.03)	$0		$(0.07)	$0

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085 *	619,085	*	619,085 *	619,085	*

* As retrospectively restated for a 2,000; 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares
	Shares		Amount		Additional Paid-In Capital		Retained (Deficit) Earnings	Total

Balance at September 30, 2019	—		$—		$—		$—	$—

Net profit (loss) for the period	—		—		—		—	—

Balance at March 31, 2020	—		$—		$—		$—	$—

Balance at September 30, 2020	619,085	*	$62	*	$(15,550	)*	$8,859	$(6,629)

Donated Capital					51,004

Net loss for the period	—		—		—		(44,375)	(26,230)

Balance at March 31, 2021	619,085		$62		$(35,454)		(35,516)	$0

* As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31, 2021	FOR THE SIX MONTHS ENDED MARCH 31, 2020

Cash Flow from Operating Activities:

Net Loss	$(44,375)	$—
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	—	—
Accruals – related party	(6,629)	—

Net Cash Used in Operating Activities	(51,004)	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Donated Capital	51,004	—

Net Cash Provided by Financing Activities	51,004	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash:	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

AAWC, the surviving company of the merger with Alexandria Advantage Delaware, became a wholly-owned subsidiary of Canning Street, the holding company. Canning Street became the parent holding company resulting under the Agreement, pursuant to Delaware General Corporation Law section 251(g), with its wholly owned subsidiary company, AAWC, the surviving company of the merger with Alexandria Advantage Delaware.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $44,375 in the six months ended March 31, 2021 and had a retained deficit of $35,516 as of March 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2021 and September 30, 2020, our cash balance was $0.

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

Fixed Assets

We owned no fixed assets as of March 31, 2021 or September 30, 2020.

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

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

ROU assets represent the right to use an asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases do not provide an implicit rate, we generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

We were not party to any lease transactions during the six months and the three months ended March 31, 2021.

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

During the six months and the three months ended March 31, 2021, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six months and the three months ended March 31, 2021.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three (and six) months ended March 31, 2021.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. RELATED PARTY FEES

As of March 31, 2021, $35,000 (September 30 - $2,500) accrued compensation accrued for services due to our former chief financial officer, director, and principal shareholder. The former officer, director and shareholder forgave all fees as part of his sale of his ownership interests described in Note 9 below and the forgiveness was included in paid in capital.

NOTE 5. LOAN PAYABLE – RELATED PARTY

During the six months ended March 31, 2021 our then chief financial officer, director, and principal shareholder advanced to us $18,504 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand.

As of March 31, 2021, the entire balance outstanding under the loan was forgiven as part of the sale of ownership and control interest described in note 5 and note 9.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended March 31, 2021 as we incurred tax losses during the period. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

The sources and tax effects of the differences for the periods presented are as follows:

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020

Statutory U.S. Federal Income Tax Rate	21%	—
State Income Taxes	5%	—
Change in Valuation Allowance	(26)%	—
Effective Income Tax Rate	0%	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Tax credit (expense) at statutory rate (26%)	$11,538	$—
Increase in valuation allowance	(11,538)	—
Net deferred tax assets	$—	$—

As of March 31, 2021, the Company had a federal net operating loss carryforward of approximately $35,516. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s 2020 income tax return for the period from September 15, 2020 (Inception) to September 30, 2020 is currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended March 31, 2021 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2021.

No series of preferred stock or rights for preferred stock had been designated at March 31, 2021.

Common Stock

As of March 31, 2021, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

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

No shares of common stock were issued during the three months ended March 31, 2021.

Effective December 29, 2020 we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

As of March 31, 2021, 619,085 shares of common stock were issued and outstanding.

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

On March 31, 2021, David Cutler and Redgie Green resigned as executive officers of the Company subject to the Company filings its Form 10Q Quarterly Report for the quarter ended March 31, 2021. Further, Mr. Green resigned as a director of the Company effective March 31, 2021 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934. The resignation of Mr. Cutler and Mr. Green was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

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

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2021

Revenue

We recognized no revenue during the three months ended March 31, 2021, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended March 31, 2021, we incurred general and administrative expenses of $18,172 comprising officer compensation of $15,000 and professional fees of $3,172.

Operating Loss

During the three months ended March 31, 2021, we incurred an operating loss of $18,172 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended March 31, 2021, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended March 31, 2021, we incurred a loss before income taxes of $18,172 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2021 as we incurred a taxable loss in the period

Net Loss

During the three months ended March 31, 2021, we incurred a net loss of $18,172 due to the factors discussed above.

For the Six Months Ended March 31, 2021

Revenue

We recognized no revenue during the six months ended March 31, 2021, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six months ended March 31, 2021, we incurred general and administrative expenses of $44,375 comprising officer compensation of $35,000 and professional fees of $9,375.

Operating Loss

During the six months ended March 31, 2021, we incurred an operating loss of $44,375 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the six months ended March 31, 2021, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the six months ended March 31, 2021, we incurred a loss before income taxes of $44,375 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended March 31, 2021 as we incurred a taxable loss in the period

Net Loss

During the six months ended March 31, 2021, we incurred a net loss of $44,375 due to the factors discussed above.

LIQUIDITY

At March 31, 2021, we had total current assets of $0. At March 31, 2021, we had total liabilities of $0.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

Our primary sources and uses of cash for the six months ended March 31, 2021 and 2020 were as follows:

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020

Net Cash Used in Operating Activities	$(51,004)	$—
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	51,004	—

Net Movement in Cash and Cash Equivalents	$—	$—

Operating Activities

During the six months ended March 31, 2021, we incurred a net loss of $44,375 which after adjustments for an increase in accounts payable of $$6,629, resulted in net cash of $51,004 being used in operations.

Investing Activities

During the six months ended March 31, 2021, we had no investing activities.

Financing Activities

During the six months ended March 31, 2021, we received $51,004 by way of contributed capital from one of our directors and officers who is also our principal shareholder resulting in net cash flow from financing activities of $51,004.

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

 As of the quarter ended March 31, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on our evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2021 through March 31, 2021.

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

As of March 31, 2021, 619,085 shares of common stock were issued and outstanding.

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

As a result of the closing of the transaction on March 31, 2020, the Purchasers acquired a majority of the issued shares eligible to vote. The total purchase price of $400,000 was paid in cash by the Purchasers at Closing.

On March 31, 2021, David Cutler and Redgie Green resigned as executive officers of the Company subject to the Company filings its Form 10Q Quarterly Report for the quarter ended March 31, 2021. Further, Mr. Green resigned as a director of the Company effective March 31, 2021 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934. The resignation of Mr. Cutler and Mr. Green was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

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

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
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

CANNING STREET CORP.

(Registrant)

Dated: May 18, 2021	By:	/s/ John G. Shepard
John G. Shepard
(Chief Executive Officer and Principal Executive Officer and Principal Accounting Officer)