Form 10-Q
period 2021-06-30
Canning Street Corp
filed 2021-09-03
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, there were 619,085 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CANNING STREET CORPORATION

CONDENSED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
	2021	2020
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$18,500	$—

Total Current Assets	18,500	—

Total Assets	$18,500	$—

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$3,000	$2,965
Accruals – Related Party	0	2,500
Loan Payable – Related Party	22,721	1,164

Total Current Liabilities	25,721	6,629

Total Liabilities	25,721	6,629

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085* issued and outstanding	62	62	*
Additional Paid in Capital	35,454	(15,550	)*
Retained (Deficit) Earnings	(42,737)	8,859

Total Shareholders’ Deficit	(7,221)	(6,629)

Total Liabilities and Shareholders’ Deficit	$18,500	$—

*	As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, 2021	FOR THE THREE MONTHS ENDED JUNE 30, 2020		FOR THE NINE MONTHS ENDED JUNE 30, 2021	FOR THE NINE MONTHS ENDED JUNE 30, 2020

REVENUE	$—	$—		$—	$—

EXPENSES
General and administrative expenses	7,221	0		51,596	0

Total Expenses	7,221	0		51,596	0

OPERATING LOSS	(7,221)	0		(51,596)	0

OTHER INCOME (EXPENSE)	—	—		—	—

Total Other Income (Expense)	—	—		—	—

INCOME (LOSS) BEFORE TAXES	(7,221)	0		(51,596)	0

TAXES	—	—		—	—

NET INCOME (LOSS)	$(7,221)	$0		$(51,596)	$0

Net Income (Loss) per Common Share: Basic and Diluted	$(0.01)	$0		$(0.08)	$0

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085 *	619,085	*	619,085 *	619,085	*

*	As retrospectively restated for a 2,000; 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares
	Shares		Amount		Additional Paid-In Capital		Retained (Deficit) Earnings	Total

Balance at September 30, 2019	—		$—		$—		$—	$—

Net profit (loss) for the period	—		—		—		—	—

Balance at June 30, 2020	—		$—		$—		$—	$—

Balance at September 30, 2020	619,085	*	$62	*	$(15,550	)*	$8,859	$(6,629)

Donated Capital	—		—		51,004		—	51,004

Net loss for the period	—		—		—		(51,596)	(51,596)

Balance at June 30, 2021	619,085		$62		$35,454		(42,737)	$(7,221)

* As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

The accompanying notes are an integral part of these condensed financial statements

CANNING STREET CORPORATION

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30, 2021	FOR THE NINE MONTHS ENDED JUNE 30, 2020

Cash Flow from Operating Activities:

Net Loss	$(51,596)	$—
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	3000	—
Accruals paid by prior Controlling Shareholders	44,375
Accruals – related party	4,221	—

Net Cash Used in Operating Activities	—	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Cash Advanced by Related Party (net of $1,500 Repaid)	18,500	—

Net Cash Provided by Financing Activities	18,500	—

Net Change in Cash:	18,500	—

Beginning Cash:	$—	$—

Ending Cash:	$18,500	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
Noncash Investing and Financing Activities:
Donation of $51,004 of related party accruals by shareholders in change of control transaction which includes $44,375 of current year and $6,629 of prior year liabilities owed to former controlling shareholders	$51,004	$—

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY'S INCEPTION TO DATE ARE AS FOLLOWS:	—	—
Net Cash Used in Operating Activities	$—	—
Net Cash Used in Investing Activities	$—	—
Net Cash Provided by Financing Activities	$18,500	—

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $51,596 in the nine months ended June 30, 2021 and had a retained deficit of $42,737 as of June 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2021 our cash balance was $18,500 and September 30, 2020, our cash balance was $0.

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

Fixed Assets

We owned no fixed assets as of June 30, 2021 or September 30, 2020.

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

We were not party to any lease transactions during the nine months and the three months ended June 30, 2021.

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

During the nine months and the three months ended June 30, 2021, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine months and the three months ended June 30, 2021.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three (and nine) months ended June 30, 2021.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. RELATED PARTY FEES

As of June 30, 2021, $0 (September 30 - $2,500) accrued compensation accrued for services due to our former chief financial officer, director, and principal shareholder. The former officer, director and shareholder forgave all fees as part of his sale of his ownership interests described in Note 9 below and the forgiveness was included in paid in capital.

NOTE 5. LOAN PAYABLE – RELATED PARTY

During the nine months ended June 30, 2021 our then chief financial officer, director, and principal shareholder advanced to us $18,504 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand.

As of June 30, 2021, the entire balance outstanding under the loan was forgiven as part of the sale of ownership and control interest described in note 5 and note 9.

A Company controlled by our Chief Executive Officer advanced us $22,721 (net of $1,500 in repayments) for the quarter ending June 30,2021.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended June 30, 2021 as we incurred tax losses during the period. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended June 30, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

CANNING STREET CORP.

Notes to the Condensed Financial Statements

(Unaudited)

The sources and tax effects of the differences for the periods presented are as follows:

	Nine months Ended June 30, 2021	Nine months Ended June 30, 2020

Statutory U.S. Federal Income Tax Rate	21%	—
State Income Taxes	5%	—
Change in Valuation Allowance	(26)%	—
Effective Income Tax Rate	0%	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Nine months Ended June 30, 2021	Nine months Ended June 30, 2020
Tax credit (expense) at statutory rate (26%)	$13,500	$—
Increase in valuation allowance	(13,500)	—
Net deferred tax assets	$—	$—

As of June 30, 2021, the Company had a federal net operating loss carryforward of approximately $42,737. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s 2020 income tax return for the period from September 15, 2020 (Inception) to September 30, 2020 is currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended June 30, 2021 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended June 30, 2021.

No series of preferred stock or rights for preferred stock had been designated at June 30, 2021.

Common Stock

As of June 30, 2021, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

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

No shares of common stock were issued during the three months ended June 30, 2021.

Effective December 29, 2020 we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

As of June 30, 2021, 619,085 shares of common stock were issued and outstanding.

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

Warrants

No warrants were issued or outstanding during the three months ended June 30, 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2021

Revenue

We recognized no revenue during the three months ended June 30, 2021, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended June 30, 2021, we incurred general and administrative expenses of $7,221 comprising of public entity costs of $4,221 and professional fees of $3,000.

Operating Loss

During the three months ended June 30, 2021, we incurred an operating loss of $7,221 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended June 30, 2021, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended June 30, 2021, we incurred a loss before income taxes of $7,221 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended June 30, 2021 as we incurred a taxable loss in the period

Net Loss

During the three months ended June 30, 2021, we incurred a net loss of $7,221 due to the factors discussed above.

For the Nine months Ended June 30, 2021

Revenue

We recognized no revenue during the nine months ended June 30, 2021, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the nine months ended June 30, 2021, we incurred general and administrative expenses of $51,596 comprising officer compensation of $35,000, public entity cost of $4,221 and professional fees of $12,375.

Operating Loss

During the nine months ended June 30, 2021, we incurred an operating loss of $51,596 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the nine months ended June 30, 2021, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the nine months ended June 30, 2021, we incurred a loss before income taxes of $51,596 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine months ended June 30, 2021 as we incurred a taxable loss in the period.

Net Loss

During the nine months ended June 30, 2021, we incurred a net loss of $51,596 due to the factors discussed above.

LIQUIDITY

At June 30, 2021, we had total current assets of $18,500. At June 30, 2021, we had total liabilities of $25,721.

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

Our primary sources and uses of cash for the nine months ended June 30, 2021 and 2020 were as follows:

	Nine months Ended	Nine months Ended
	June 30, 2021	June 30, 2020

Net Cash Used in Operating Activities	$—	$—
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	18,500	—

Net Movement in Cash and Cash Equivalents	$—	$—

Operating Activities

During the nine months ended June 30, 2021, we incurred a net loss of $51,596 which after adjustments for an increase in $3,000 in accounts payable and related party accruals of $4,221, offset by a donation of $44,375 of current year expenses paid by former controlling shareholders resulted in net cash of $0 being used in operations.

Investing Activities

During the nine months ended June 30, 2021, we had no investing activities.

Financing Activities

During the nine months ended June 30, 2021, we received $18,500 by way of advances from a corporation controlled by our chief executive officer resulting in net cash flow from financing activities of $18,500.The noncash donation of expenses paid by our prior controlling shareholders also included $6,629 of expenses forgiven.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2021 and September 30, 2020, we have no off-balance sheet arrangements.

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

As of the quarter ended June 30, 2021, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Based on our evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition. In the event we are subject to a legal proceeding, it could have a material adverse impact on us because of litigation costs and diversion of management resources.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, we are exempted from the requirements of Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2021 through June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

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

CANNING STREET CORP.

(Registrant)

Dated: September 2, 2021	By:	/s/ John G. Shepard
John G. Shepard
(Chief Executive Officer and Principal Executive Officer and Principal Accounting Officer)

