Form 10-K
period 2021-09-30
Global Innovative Platforms Inc.
filed 2022-03-21
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56235

GlOBAL INNOVATIVE PLATFORMS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3816149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

629 Guild Drive Venice, FL	34285
(Address of principal executive offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Issuer’s telephone number: (941) 320-0789

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

As of March 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $2,650,944.

As of March 2, 2022, there were 619,085 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan”, “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends”, “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, “Road Marshall,” the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to Road Marshall, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending September 30th. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

TABLE OF CONTENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

i

PART I

ITEM 1. BUSINESS.

Nature of Business

Global Innovative Platforms Inc. f/k/a Canning Street Corporation, a Delaware corporation, (“Global Innovative Platforms”, “Canning Street,” “we,” “us” or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock.  No potential merger candidate has been identified at this time.

Our History

We were incorporated in Delaware on September 15, 2020 (‘Inception”) and are the surviving corporate entity of a Delaware holding company reorganization from a predecessor corporation, Alexandria Advantage Warranty Company, formerly a Colorado corporation, which was merged into a subsidiary and thereupon divested.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of September 30, 2020, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large, accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

●	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.0.25

●	Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this registration statement, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt in to the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

General Business Plan

Our business plan to seek a merger has many uncertainties which pose risks to investors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We have not and do not own any intellectual property.

Employees

We presently have no full time executive, operational or clerical staff. Matthew Veal, our sole director and Chief Executive Officer, serves in a part time capacity.

Since our September 15, 2020 (Inception) we have operated with at times just one director and officer who provide services to us, and at other times two directors and officers, all on a part time basis. Below is a listing of each officer and Director and when they served.

On March 31, 2021, David Cutler and Ridge Green resigned as executive officers of the Company subject to the Company filings its Form 10Q Quarterly Report for the quarter ended December 31, 2020. Further, Mr. Green resigned as a director of the Company effective March 31, 2021 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934.

On March 31, 2021, John Shepard was appointed to serve as Chairman of the Board of Directors and, subject to the effective date of the resignation of Mr. Cutler and Mr. Green, as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.

On November 3, 2021, John Shepard resigned as an executive officer and director of the Company. The resignation of Mr. Shepard was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise.

On January 4, 2022, Matthew Veal was engaged as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers/or Directors and or employees.

Revenue

We have not recorded any revenue from the period from September 15, 2020 (Inception) through September 30, 2020 or for the year ended September 30, 2021, and through the date of this filing.

Factors Effecting Future Performance

Our goal is to obtain debt and or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern.

Any acquisition or merger will most likely be dilutive to our existing stockholders.

For the period ended September 30, 2020, and the year ended September 30, 2021, the Company has generated no revenue and has not taken any action(s) to progress the Company’s business plan. The Company’s business plan remains the same. Additional outside financing is required to fully implement our business plan. Based on the preceding two fiscal years, there can be no assurances that the Company will take any material steps to further its business plan during the coming fiscal year.

Vikki Cook who is the controlling officer of one of our shareholders, has informally agreed to advance funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. Our business operations cannot progress further without additional financing, and Ms. Cook may not be willing to provide it to us. In the event that we cannot raise the money we seek, we may be forced to halt or suspend our proposed marketing and business activities and our application, and third party application development services may not have the capability to begin generating profits which could result in a loss of all or part of your investment in our company.

ITEM 1A. RISK FACTORS.

The following risk factors and other information included in this Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this Registration Statement, in evaluating our business and us.

Our business is to seek to raise the debt and, or equity to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after the new business plan has been implemented.

RISKS RELATED TO OUR COMPANY

WE HAVE A SHARHOLDERS’ DEFICIT AND ANTICIPATE FUTURE LOSSES

As of September 30, 2021, we had a stockholders’ deficit of approximately $28,898.

 Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

WE BELIEVE THERE IS A SCARCITY OF, AND COMPETITION FOR, QUALITY BUSINESS OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE MAY BE NEGATIVELY AFFECTED BY THE COVID-19 PANDEMIC

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

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDERS CONTROL OUR ACTIVITIES, THEY MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEMSELVES AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our principal shareholders own approximately 50.1% of our outstanding common stock. As a result, they effectively control all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our sole officer and director, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors, without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (if) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be $35,000 per year and could increase depending on any changes we make. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We currently do not have an internal audit group, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that any new Officers and Directors we may add might have limited experience as an officer or Director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

Moreover, if we are not able to comply with the requirements or regulations as an SEC reporting company, in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2021 for the reasons discussed below:

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2021:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise to meet our financial reporting requirements.

●	Material Weakness – Inadequate segregation of duties.

The management of the Company believes that these material weaknesses will remain until such time that the Company has the resources to increase the number of personnel committed to the performance of its financial duties that such weaknesses can be specifically addressed. This will include, but not limited to, the following:

●	Hiring of additional personnel to adequately segregate financial reporting duties.

●	The retention of outside consultants to review our controls and procedures.

IF WE PURSUE OUR OBJECTIVES OF EXPANDING OUR OPERATIONS THROUGH ACQUISITIONS, WE MAY BE UNABLE TO SUCCESSFULLY MANAGE THOSE ACQUISITIONS.

In connection with our anticipated acquisitions and new market expansion, we may face risks commonly encountered with growth through acquisitions and expansions. These risks include the incurrence of higher than anticipated capital expenditures and operating expenses, the adverse impact on our ongoing business resulting from greater attention of management to the acquired businesses or new market operations and difficulties encountered in integrating the operations and personnel of the acquired business. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered with acquisitions or expansions. To the extent the Company does not successfully avoid or overcome the risks or problems related to its acquisitions or expansions, the Company’s results of operations and financial condition could be adversely affected.

To the extent that the Company expands into new markets or through acquisition, it will need to employ or consult with personnel that are knowledgeable in such markets. In addition, the success of any particular acquisition may be significantly dependent on retaining key members of the acquired company’s existing management. There can be no assurance that the Company will be able to employ or retain the necessary personnel, that the Company will be able to successfully implement its management process and culture with local management or that the Company’s expansion efforts will be successful.

WE ARE DEPENDENT ON THE EFFORTS OF OUR MANAGEMENT TEAM TO CONTINUE OUR OPERATIONS.

The Company’s future success depends on the continued services of its sole officer and Director Matthew Veal. The loss of the services of one or more key personnel could have a material adverse effect upon the Company’s operations. The Company’s success also depends on its ability to attract and retain qualified personnel. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

Risks Related to Our Company and Our Industry

WE HAVE A LIMITED OPERATING HISTORY AND HAVE GENERATED NO REVENUE TO DATE.

We have a limited operating history and do not have a meaningful historical record of sales and revenues, nor do we have an established business track record. While we believe that we have the opportunity to be successful, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income.

THE COMPANY HAS TAKEN NO ACTION TO PROGRESS ITS BUSINESS PLAN OVER THE COURSE OF THE FISCAL YEAR ENDED SEPTEMBER 30, 2021 AND DOES NOT HAVE A DEFINITIVE TIMELINE IN PLACE FOR THE FURTHERANCE IF ANY COMPANY ENDEAVORS.

The business plan and operations of the Company have not progressed over the course of the fiscal year ended September 30, 2021 and we do not have a definitive plan for when we will further our operations. As such, it is possible that we may not meet all, or any, of the goals we have outlined in our business plan. In the event that we cannot develop the means to progress our business plan, it is possible that we may eventually cease all Company activity.

OUR SUCCESS DEPENDS SUBSTANTIALLY ON THE CONTINUING EFFORTS OF OUR SENIOR EXECUTIVE AND OTHERS AND OUR BUSINESS MAY BE SEVERELY DISRUPTED IF WE LOSE THEIR SERVICES.

Our future success heavily depends upon the continued services of our senior executive and other key consultants. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED IN OUR FAVOR.

Because our sole Officer and Director serves other outside positions, he is only able to focus on advancing our business operations part time. He currently devotes between 10 and 25 hours per week in regard to our operations. It should be noted however, that the amount of time that Officers and Director’s may allocate to our business activities may increase or decrease in the future. Our Director has other business interests to which he devotes his attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. We cannot accurately predict however, if this will occur for certain or what exact events will cause our Officers and Directors to allocate more time or less time to our operations. Certain conflicts of interest may exist between our director and us.

DUE TO THE COMPANY’S DOUBT OF BEING ABLE TO CONTINUE AS A GOING CONCERN THERE IS A POSSIBILITY THAT YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically recurring operating losses, accumulated deficit, and other adverse key financial ratios.

The Company generated no revenue during the year ended September 30, 2021, and as a result the Company does not have sufficient funds to cover its operating expenses. Management plans to fund operating expenses from various, however management has no guarantee it can or obligation to do so. There is no assurance that management’s plan will be successful.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and in the future effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision. If we cannot provide reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly and result in a loss of some or all of your investment.

RISKS RELATED TO OUR SECURITIES

THERE IS A VERY LIMITED TRADING MARKET FOR OUR COMMON STOCK AND INVESTORS ARE NOT ASSURED OF THE OPPORTUNITY TO SELL THEIR STOCK, SHOULD THEY DESIRE TO DO SO.

Our common stock currently trades on the Pink Sheets. However, that stock has traded in very limited quantities in the past. We believe a significant factor in the limited market is our limited capitalization and liquidity, results of operation and the characterization of our stock as a “penny stock.” We hope to remedy our financial condition and results of operation in the future. This, in turn, may assist us in obtaining listing of our stock on the OTC-QB, Nasdaq or NYSE American Exchange. However, there is no assurance that any of these objectives will be met or that the market will ever increase to a point where investors could sell their stock at a desirable price, should they desire to do so. There is no established public trading market for our securities. A regular trading market may not develop in our common stock or, if it does, it may not be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

OUR STOCK WILL IN ALL LIKELIHOOD CONTINUE TO BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

OUR BUSINESS PLAN IS EXPECTED TO RESULT IN A REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND THE RESULTING DILUTION.

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS SUCH AS OURS BY THE SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the OTC PINK. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and must deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

OUR STOCK IS CLASSISFIED UNDER THE “SHELL” STATUS OF RULE 144(i) AND WILL NOT BE TRADEABLE EXCEPT UNDER LIMITED CIRCUMSTANCES.

 Until and unless the Company meets certain criteria under Rule 144(i), our shares will not be tradeable for 1 year after we are no longer a “shell” defined as having minimal operations, and cash assets only, unless we file and pursue to effectiveness an Offering Statement on Form 1A or a Registration Statement on Form S-1. We also must remain current in our SEC filings under Section 13(a) of the Securities Exchange Act.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our shares of common stock are traded on the OTC Markets. It is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will be sustained. If an active market does not continue, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Currently, each one (1) share of Preferred Stock shall have voting rights held at all stockholders’ meetings for all purposes, including election of directors equal to one hundred (100) shares of common stock.

Our preferred Stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

IF THE REGISTRATION OF OUR COMMON STOCK IS REVOKED IN THE FUTURE, OUR BUSINESS OPPORTUNITIES WILL CEASE TO EXIST

In the event our securities registration was to be revoked, we would not have the ability to raise money through the issuance of shares and would lose the ability to continue the business plan set out in this filing. Common stock issued and outstanding at that time would no longer be tradable.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK AND CONSEQUENTLY YOUR ABILITY TO ACHIEVE A RETURN ON YOUR INVESTMENT WILL DEPEND ON APPRECIATION IN THE PRICE OF OUR COMMON STOCK.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We have never declared or paid any cash dividends on our common stock. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS

The business of selecting and entering into a merger is fraught with all kinds of issues.  For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure.  There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail, and the investors capital will be at risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of the date of this report we do not own or lease any properties. The Company’s executive office is located at 629 Guild Drive, Venice, FL. This office is furnished to the Company by its CEO at no charge. The facility in Venice, FL is adequate for our operations at this time

ITEM 3. LEGAL PROCEEDINGS.

Neither we nor any of our officers, directors or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock trade on the OTC PINK and quotations for the common stock were traded on the OTC Markets under the symbol “AAWC.”, which was subsequently changed to “GIPL” Following the completion of the Holding Company Reorganization we have described above; we changed our trading symbol to “GIPL”.

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: GIPL) for each quarter for the years ended December 31, 2021 and 2020 were as follows:

	HIGH	LOW
Quarter Ended:

September 30, 2021	$7.00	$2.50
June 30, 2021	$7.00	$4.00
March 31, 2021	$21.80	$7.75
December 31, 2020	$152.00	$21.80

September 30, 2020	$400.00	$40.00
June 30, 2020	$100.00	$2.60
March 31, 2020	$8.00	$2.20
December 31, 2019	$2.80	$2.00

*As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

Last Reported Price.

On February 8, 2022, the last reported bid price of our shares of common stock reported on the OTC PINK was $2.01 per share.

Record Holders.

There were 53 holders of record as of December 10, 2022. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Signature Stock transfer, Inc., 14673 Midway Road, Suite 220, Addison, Texas, 75001. Their telephone number is (972) 612-4120.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose.

Penny Stock.

Penny Stock Regulation Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities

Description of Common Stock

We are authorized to issue 1,990,000,000 shares of our Common Stock, $0.0001 par value (the “Common Stock”). Each share of the Common Stock is entitled to share equally with each other share of Common Stock in dividends from sources legally available therefore, when, and if, declared by our board of directors and, upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in the assets of the Company that are available for distribution to the holders of the Common Stock. Each holder of Common Stock is entitled to one vote per share for all purposes, except that in the election of directors, each holder shall have the right to vote such number of shares for as many persons as there are directors to be elected. Cumulative voting shall not be allowed in the election of directors or for any other purpose, and the holders of Common Stock have no preemptive rights, redemption rights or rights of conversion with respect to the Common Stock. Our board of directors is authorized to issue additional shares of our Common Stock within the limits authorized by our Articles of Incorporation and without stockholder action. All shares of Common Stock have equal voting rights, and voting rights are not cumulative.

A total of 619,085 shares of common stock are currently outstanding on February 23, 2022.

Description of Preferred Stock

We are authorized to issue 10,000,000 shares of Preferred Stock with $0.0001 par value (the “Preferred Stock”) with such relative rights, preferences and designations as may be determined by our Board of Directors in its sole discretion upon the issuance of any shares of Preferred Stock.

No Series of Preferred Stock has been designated since September 15, 2020 (Inception) and no shares of Preferred Stock are currently outstanding on the date of this Form 10-K.

Transfer Agent

Our transfer agent is Signature Stock transfer, Inc., 14673 Midway Road, Suite 220, Addison, Texas, 75001. Their telephone number is (972) 612-4120.

Recent Sales of Unregistered Securities

Global Innovative Platforms, Inc. has not issued any securities since September 15, 2020 (Inception).

Prior sales of unregistered securities issued by our predecessor company, Alexandria Advantage Warranty Company, in the previous three years were as follows:

Effective July 20, 2020, we issued 95,047 shares of common stock in settlement of $4,181,766 accrued dividends on our outstanding shares of Series A, B and B-1 Preferred Stock. The shares issued were valued in accordance with the terms of the Certificates of Designation of the Series A, B and B-1 Preferred Stock based on our publicly quoted share price.

Effective July 22, 2020, we issued 125 shares of our common stock as an incentive for a purchaser to purchase all the subsidiary companies owned by Alexandria Advantage Warranty Company. The issuance was valued at $4,625 based on our publicly quoted share price at the date of the issuance.

Effective August 27, 2020, we issued 1,893 shares of Series A Preferred Stock, 332 shares of Series B Preferred Stock, 5,477 shares of Series B Preferred Stock, 5,477 shares of Series B-1 Preferred Stock and 116 shares of Common Stock in settlement of $118, 103 in fees and debt owed to our Chief Financial Officer and Director. The shares were valued by a third-party valuation company using a market-based approach.

Effective September 1, 2020, following a resolution of the Board of Directors and the written consent of the majority shareholder of each of the Series A, B and B-1 Preferred Stock, we converted 3,143 shares of Series A Preferred Stock, 551 shares of Series B Preferred Stock and 5,477 shares of Series B Preferred Stock and 5,477 shares of Series B-1 Preferred Stock into 115 shares of Common Stock. Conversion was completed in accordance with the terms of the Certificates of Designation of the Series A, B and B-1 Preferred Stock based on our publicly quoted share price.

Effective September 1, 2020, we issued 660 shares of Common Stock in settlement of $99,035 accrued dividends on our shares of Series A, B and B-1 Preferred Stock that had accrued since the last settlement on July 20, 2020. The shares issued were valued in accordance with the terms of the Certificates of Designation of the Series A, B and B-1 Preferred Stock based on our publicly quoted share price.

 Effective September 3, 2020, the Board of Directors cancelled the previously designated Series A, B, B-1 and C Preferred Stock.

The transactions were exempt from Registration under Section 4(a)2 of the Securities Act of 1933.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Global Innovative Platforms Inc.

Our cash balance is $262 as of our fiscal year end of September 30, 2021. Our cash balance is not sufficient to fund our limited levels of operations for any period of time.

Our net loss for our fiscal year ended September 30, 2021 was $73,273 and was attributable to general and administrative expenses.

We have been utilizing and may utilize funds from a minority shareholder, Vikki Cook, and entities under her control including Path-Guard Network, Inc. and Animal Breath Analytics, Inc., informally advanced funds “on a need be basis” to allow us to pay for filing fees and professional fees that we may incur. Vikki Cook has no formal commitment, arrangement or legal obligation to advance or loan funds to the company, and the advances are required to be repaid by the Company. As a start-up stage company, we have a very limited operating history.

We are a start-up stage company and have not generated any revenue to date. Long term financing is required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan.

It should be noted that our plans for monetization and marketing of our application are the same as those expressed at our fiscal year ended September 30, 2020, but as of the fiscal year ended September 30, 2021, these plans have not yet been realized in any capacity

The Company was incorporated in Delaware on September 15, 2020, which was a result of a Delaware holding company reorganization from a predecessor corporation, Alexandria Advantage Warranty Company, formerly a Colorado corporation which was merged into a subsidiary and thereupon divested.

We are a publicly quoted shell company seeking to merge with other entities with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Summary of Financial and Operating Performance

For the year ended September 30,
2021

Operating expenses	$73,273
Net loss	$73,273
Net loss per share (basic and diluted)	0.12

Comparisons of the current year with the prior period (which was only 15 days) are of limited value because of the time differential among other reasons. The Company’s net loss of $73,273 for fiscal 2021 from a profit as compared to 2020 is primarily due to segment disposal, which although discussed below, would make comparison of limited value.

During the fiscal years ended September 30, 2021 and 2020, the Company had no revenues. Operating expenses incurred related primarily to personnel costs of officers, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

Results of Operations

	For the year ended September 30,
	2021	2020
Operating expenses:
Employee related costs	$42,000	$2,500
Professional fees	10,200	—
Public entity expenditures	17,032	3,129
Other operating expenses	4,041	—
Total operating expenses	73,273	5,629

Other income – disposal of segment	—	14,488
Net Income (Loss)	$(73,273)	$8,859

Significant items affecting net income (loss) other than time differential are noted below:

Professional Fees for fiscal 2021 increased as compared to fiscal 2020 primarily due to the cost of going public and complying with reporting requirements.

Other operating expenses include investor relations, general office expenditures, and other miscellaneous costs. Costs also increased in fiscal 2021 as compared to fiscal 2020 primarily due to costs incurred in searching for potential merger candidates.

Other significant items impacting the change in the Company’s net loss are noted below:

Gain on disposal of Segment was not recurring and the underlying segment had no operation in 2021.

Liquidity and Capital Resources

We have no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by advances from related parties. While we believe we will be able to secure additional financings in the future, we cannot predict the size or pricing of any such financings. In addition, we may raise funds through mergers with operating companies that may believe they would benefit from being publicly traded, although current market conditions and the impacts of the COVID-19 pandemic have reduced the number of potential merger partners of any such interests.

As of September 30, 2021, the Company had cash of $262 and a working capital deficit of $28,898, compared to no cash and a working capital deficit of $6,629 on September 30, 2020. The working capital deficit for 2021 is less than the loss incurred, as it was partially offset by forgiveness of related party debt as part of a change in control.

We expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $35,000 until September 30, 2022, due to the cost of being public. However, this may be revised if we are successful in merging with an entity that has ongoing operations.

In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $3,000 per month where approximately $1,000 is for corporate overhead, and approximately $2,000 per month is planned for expenditures relating to direct costs of being public including professional fees and public entity costs. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing.

We currently have no further material funding commitments or arrangements for additional financing at this time and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty that we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended September 30, 2021, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. The Company anticipates that it may not have sufficient cash subsequent to September 30, 2021, to continue to fund basic operations for the next twelve months, therefore, additional funds are likely to be necessary to continue. While the COVID-19 pandemic did negatively impact our ability to obtain project financing during fiscal 2021, the full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time. These include, but are not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

Year Ended
September 30, 2021

Net Cash Used in Operating Activities	$262
Net Cash Used in Investing Activities	—
Net Cash Provided by Financing Activities	—
Net Movement in Cash and Cash Equivalents	$262

Operating Activities

During the period from September 15, 2020 (Inception) to September 30, 2020, we earned a net income of $8,859 which after an adjustment for the non-cash gain of $14,488 on the sale of our subsidiary company, a $2,965 increase in accounts payable and a $2,500 increase in accruals – related party resulted in net cash of $164 being used in operations.

During the year ended September 30, 2021, the Company’s operating activities generated $262 million of cash (2020: $0). The cash used in operating activities for fiscal 2021 reflects the Company’s funding of losses of $73,273, partially offset by minor non-cash adjustments due to forgiveness of related party expenses arising from a change in control and changes in working capital items. Overall, fiscal 2021 operational outflows increased of outstanding accounts payable balances during fiscal year 2021 and related party advances of a minority shareholder.

Investing Activities

During the period from September 15, 2020 (Inception) to September 30, 2020, we paid $1,000 as an inducement for the purchaser of AAWC Corporation. to acquire the subsidiary company.

During the year ended September 30, 2021, the Company did not have any investing activities.

Financing Activities

During the period from September 15, 2020 (Inception) to September 30, 2020, we received $1,164 by way of loan from one of our chief financial officer, director and officers and principal shareholder resulting in a total of $1,164 generated from financing operations. We had no financing activities for the year ended September 30, 2021

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Cash Flow Considerations

The Company has historically relied upon equity financings, and to a lesser degree, debt financings, to satisfy its capital requirements and will continue to depend heavily upon equity capital to finance its activities. The Company may pursue debt financing in the medium term if it is able to procure such financing on terms more favorable than available equity financing; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

The Company has limited financial resources compared to its proposed expenditures, no source of operating income, and no assurance that additional funding will be available to it for current or future projects, although the Company has been successful in the past in financing its activities through related party advances.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2021 and from the period from September 15, 2020 (Inception) to September 30, 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Debt Covenants

The Company’s related party agreements are informal, so the Company was in compliance with its lenders as of September 30, 2021. A deterioration of our relationship with our lenders would provide stress for greater capital, possibly on adverse terms for our shareholders.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2021 and 2020, we have no off-balance sheet arrangements.

Environmental

Not applicable.

Forward-Looking Statements

The foregoing discussion and analysis, as well as certain information contained elsewhere in this Annual Report on Form 10-K, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are intended to be covered by the safe harbor created thereby. See the discussion in “Forward-Looking Statements” in Item 1., “Business.”

Accounting Developments

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

Critical Accounting Policies

A summary of our significant accounting policies is detailed in Note 3 to the Financial Statements. We have outlined below those policies identified as being critical to the understanding of our business and results of operations and that require the application of significant management judgment. All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Carrying Value of Long-Lived Assets

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of a project will depend on, among other things, management’s ability to raise sufficient capital for these purposes. We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, an impairment loss will be recorded. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

We review and evaluate our long-lived assets, other than mineral properties, for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts.

Income Taxes

We account for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of our liabilities and assets and the related income tax basis for such liabilities and assets. This method generates a net deferred income tax liability or asset, as measured by the statutory tax rates in effect. We derive our deferred income tax expense or benefit by recording the change in the net deferred income tax liability or asset balance for the year. With respect to the earnings we derive from the operations of our subsidiaries, in those situations where the earnings are indefinitely reinvested, no deferred taxes have been provided on the unremitted earnings (including the excess of the carrying value of the net equity of such entities for financial reporting purposes over the tax basis of such equity) of our subsidiaries.

We are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. We recognize and record potential tax liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate. If our estimate of tax liabilities proves to be different than the ultimate assessment, an additional expense or benefit would result. We recognize interest and penalties, if any, related to unrecognized tax benefits in Income tax benefit (expense). In certain jurisdictions, we must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if we believe the amount is ultimately recoverable.

Valuation of Deferred Tax Assets

Our deferred income tax assets include certain future tax benefits. We record a valuation allowance against any portion of those deferred income tax assets when we believe, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. We review the likelihood that we will realize the benefit of our deferred tax assets and therefore the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or group recording the net deferred tax asset is considered, along with all other available positive and negative evidence.

Other

The Company has one class of shares, being Common Shares. It has 619,085 outstanding shares, with no share options, warrants, and convertible debt options outstanding as of September 30, 2021.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the year ended September 30, 2021 and for the period September 15, 2020 (inception) to September 30, 2020 appear at the end of this statement on pages F-1 though F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer/ principal executive officer and is also our Chief Financial Officer / principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-k. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2021.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2021, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were ineffective as of the end of the fiscal year covered by this report due to the material weaknesses described below based on our evaluation:

(a) Inadequate segregation of duties and ineffective risk assessment

(b) Lack of effective oversight in the establishment and monitoring of required internal controls and procedures

(c) Lack of an audit committee

(d) Lack of well-established procedures to identify, approve and report related party transactions

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management is required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2021, our internal control over financial reporting was ineffective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have ben no changes in our internal control over financial reporting during the year ended September 30, 2021 and the period from September 15, 2020 (Inception) to September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of March 10, 2022:

Name	Age	Position	Since
Matthew Veal	63	Chief Executive Officer, Chief Financial Officer, Sole Officer and Director	January 4, 2022

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

Matthew Veal is a former chief executive officer, director and chief financial officer of Hangover Joes Holding Company, a position he held from 2013 to 2018, after serving several years in various capacities in small public companies. Since 2018, Mr. Veal has worked as a consultant for several private companies and individuals. In 2018, Mr. Veal for filed bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Middle District of Florida with all matters discharged in 2019. Mr. Veal earned a B.S. degree in Accounting (1980) from the University of Florida. Mr. Veal’s business, management, and accounting knowledge and executive leadership experience qualify him well to serve as a member of our Board. Mr. Veal is not related to any Officers or Directors of the Company. There are no related party transactions reportable under Item 5.02 of Form 8-K and Item 404(a) of Regulation S-K.

On January 4, 2022, Matthew Veal was engaged as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

On March 31, 2021, David Cutler and Redgie Green, who had been our executive officers , resigned. Further, Mr. Green resigned as a director of the Company effective March 31, 2021 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934. The resignation of Mr. Cutler and Mr. Green was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 31, 2021, John Shepard was appointed to serve as Chairman of the Board of Directors and, subject to the effective date of the resignation of Mr. Cutler and Mr. Green, as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.

On November 3, 2021, John Shepard resigned as an executive officer and director of the Company. The resignation of Mr. Shepard was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise.

No family relationships have existed between any of the officers or Directors of the Company.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; any Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing except that Mr. Veal for filed bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in the Middle District of Florida with all matters discharged in 2019;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this report.

ITEM 11. EXECUTIVE COMPENSATION.

Executive compensation during the year ended September 30, 2021 and for the period of September 15, 2020 (Inception) through September 30, 2021, was as follows:

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of a year.

The table below reflects compensation paid both to executive officers and directors for the fiscal year ended September 30, 2020 and September 30, 2021.

Summary Compensation Table:

Name and principal position	Year ended September 30	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Veal, Chief Executive Officer and Director	2020	—	—	—	—	—	—	—	$—
	2021	5,000	—	—	—	—	—	—	$5,000

David Cutler, Former Chief Financial Officer and Director	2020	2,500	—	—	—	—	—	—	$2,500
	2021	30,000	—	—	—	—	—	—	$30,000

Redgie Green, Former Chief Executive Officer and Director	2020	—	—	—	—	—	—	—	$—
	2021	5,000	—	—	—	—	—	—	$5,000

John Shepard, Former Chief Executive Officer and Director	2020	—	—	—	—	—	—	—	$—
	2021	7,000	—	—	—	—	—	—	$7,000

Compensation of Directors

See above table titled, “Summary Compensation Table.”

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have a formal employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

 Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of the date hereof the number and percentage of the outstanding shares of common stock, which according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

As of the date of this filing and since September 15, 2020 (Inception), there have been no issuances of any other class of stock, warrants, options or any other security.

Name and Address of Beneficial Owner (5)	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Matthew Veal, Chief Executive Officer and Director	-0-	0%	none	n/a	0%
All directors and officers as a group	-0-	0%	none	n/a	0%
Jeffrey Conley	37,125	6%	none	n/a	6%
David AB Brown (2)	92,812	15%	none	n/a	15%
Money Tree Solutions, LLC (3)	92,812	15%	none	n/a	15%
James C. Jones (4)	92,812	15%	none	n/a	15%

(1) Applicable percentage of ownership is based on 619,085 shares of common stock outstanding and 0 shares of Preferred Stock issued and outstanding on March 10, 2022. Percentage totals are calculated separately based on each class of capital stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of March 10, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 10, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Shares held by David A B Brown, Roth, 401(k) Profit Sharing Plan.

(3) Andrew Brown has voting and dispositive over the shares held by Money Tree Solutions, LLC.

(4) Shares held by Law Offices of James C. Jones 401(k)

(5)  Unless otherwise noted, the address of each shareholder is c/o Global Innovative Platforms Inc., 629 Guild Drive, Venice, FL 34285

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the period from September 15, 2020 (Inception) to September 30, 2020 we accrued compensation of $2,500 for one of our directors and officers.

The Company’s executive office is located at 629 Guild Drive, Venice FL 34285. This office is furnished to the Company by its CEO at no charge.

Related Party Loan

During the period September 15, 2020 (Inception) to September 30, 2020, one of our directors and officers advanced to us $1,164 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand. As of September 30, 2021, that former officer and director advanced an additional $47,340, but then on March 31, 2021 forgave the entire balance of $51,004 (including the $2,500 accrued compensation described above) as a contributed capital as part of the sale of control of the Company.

Reorganization Summary

The predecessor of the Company (originally known as Canning Street Corporation), Alexandria Advantage Warranty Company, a Colorado corporation, (“Alexandria Advantage (Colorado)”) became inactive in 2016.

Effective September 29, 2020, Alexandria Advantage (Colorado) redomiciled to Delaware by merging with its wholly owned subsidiary, Alexandria Advantage Warranty Company a Delaware corporation (“Alexandria Advantage (Delaware)”),

Alexandria Advantage (Colorado) ceased to exist as an independent legal entity following its merger with Alexandria Advantage (Delaware).

Alexandria Advantage (Delaware) formed AAWC Corporation (“AAWC)” and Canning Street Corporation (“Canning Street”) as wholly owned subsidiaries.  The Articles of each subsidiary incorporated in Delaware contained stock provisions identical to those of the Alexandria Advantage (Delaware) so that it could perform a Holding Company reorganization with Canning Street Corporation becoming the holding company under Delaware General Corporation Laws, Section 251(g), as further explained below.

Reorganization into a Holding Company Structure

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Effective September 30, 2020, Alexandria Advantage (Delaware) entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Canning Street and AAWC, both wholly owned subsidiary companies of Alexandria Advantage (Delaware).

The Agreement and Plan of Merger and Reorganization into a Holding Company provided for the merger of Alexandria Advantage (Delaware) with and into AAWC with AAWC being the surviving corporation in the merger, as a subsidiary.

Alexandria Advantage (Delaware) ceased to exist as an independent legal entity following its merger with AAWC.

The shareholders of Alexandria Advantage (Delaware) were converted, by the holding company reorganization, under the Agreement, into shareholders of Canning Street on a one for one basis pursuant to the Agreement.

AAWC, the surviving company of its merger with Alexandria Advantage (Delaware), immediately thereafter became a wholly-owned subsidiary of Canning Street, the holding company.

Canning Street became the parent holding company resulting under the Agreement, pursuant to Delaware General Corporation Law section 251(g), with its wholly owned subsidiary company, AAWC, the surviving company of the merger with Alexandria Advantage (Delaware).

As a result of the Holding Company Reorganization, shareholders in publicly quoted Alexandria Advantage (Delaware) (formerly the shareholders of Alexandria Advantage (Colorado)) became shareholders in the publicly quoted Canning Street.

The Reorganization has been accounted for so as to reflect the fact that both AAWC and Canning Street were under common control at the date of the Reorganization, similar to a reverse acquisition of AAWC by Canning Street.

Disposal of AAWC

On September 30, 2020, Canning Street. sold 100% of the issued share capital of its subsidiary, AAWC., to an unrelated third party.

Reverse Stock Split

Effective December 29, 2020 we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split. Effective December 29, 2020, our trading symbol changed from AAWC to CSTC.

Name Change and Subsequent Change in Trading Symbol

On May 10, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”), which was corrected on May 11, 2021, with the Secretary of State of the State of Delaware to change the Company’s name to “Global Innovative Platforms Inc.” (the “Name Change”). The Amendment became effective on May 20, 2021. On May 10, 2021, the Company filed notification of the Name Change (the “Notification”) with the Financial Industry Regulatory Authority (“FINRA”). In the Notification, the Company requested FINRA to authorize a new trading symbol for the Common Stock. On September 9, 2021, FINRA processed the Name Change and provided a new trading symbol, “GIPL”, with a market effective date of September 13, 2021. The new CUSIP is 37960M101.

Stock Options

We currently do not have an incentive stock option plan, and no stock options were issued or outstanding during the period from September 15, 2020 (Inception) to September 30, 2020 nor as of the date of this filing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 30, 2020, we appointed M.S. Madhava Rao, as our independent auditors.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2021	2020
Audit fees	$15,000	$15,000
All other fees	—	—
Total	$15,000	$15,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

There have been no disagreements with the independent registered public accounting firm regarding accounting and financial disclosure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Index

Copies of the following documents are included as exhibits to this registration statement.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20

3.2	Bylaws

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.20

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1*	Description of Securities

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2021.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

* Filed herewith.

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form 10 dated December 28, 2020.

(2) Incorporated by reference to the Form 8-K dated April 2, 2021.

(3) Incorporated by reference to the Form 8-K dated May 13, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Innovative Platforms, Inc.

(Registrant)

Name: Matthew Veal

Signature: /s/ Matthew Veal

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name:Matthew Veal

Signature: /s/ Matthew Veal

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: March 16, 2022

GLOBAL INNOVATIVE PLATFORMS, INC.

FINANCIAL STATEMENTS

CONTENTS

AUDITED FINANCIAL STATEMENTS FOR THE PERIOD SEPTEMBER 15, 2020 (INCEPTION) TO SEPTEMBER 30, 2020 AND FOR THE YEAR ENDED SEPTEMBER 30, 2021

COVER PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
BALANCE SHEET AS OF SEPTEMBER 30, 2020	F-3
STATEMENT OF OPERATIONS FOR THE PERIOD FROM SEPTEMBER 15, 2020 (INCEPTION) TO SEPTEMBER 30, 2020 AND FOR THE YEAR ENDED SEPTEMBER 30, 2021	F-4
STATEMENT OF CHANGES SHAREHOLDERS’ DEFICIT FOR THE PERIOD FROM SEPTEMBER 15, 2020 (INCEPTION) TO SEPTEMBER 30, 2020 AND FOR THE YEAR ENDED SEPTEMBER 30, 2021	F-5
STATEMENT OF CASH FLOWS FOR THE PERIOD FROM SEPTEMBER 15, 2020 (INCEPTION) TO SEPTEMBER 30, 2020 AND FOR THE YEAR ENDED SEPTEMBER 30, 2021	F-6
NOTES TO FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Global Innovative Platforms, Inc.

629 Guild Dr.,

Venice, FL 34285

Opinion on the financial statements

We audited the accompanying balance sheets of Global Innovative Platforms, Inc. (“the Company”) as of September 30, 2021 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $64,414 for the year ended September 30, 2021. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 5 to the financial statement, the Company has borrowed from related parties an amount $24,345 as of the date of September 30, 2021. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2020.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

March 2, 2022

 6662

GLOBAL INNOVATIVE PLATFORMS, INC.

BALANCE SHEETS

	September 30, 2021	September 30, 2020
Assets

Cash and cash equivalents	$262	$—
Total current assets	262	—

Total Assets	$262	$—

Liabilities
Current Liabilities
Accounts Payable	$4,815	$2,965
Accruals – Related Party	—	2,500
Loan Payable – Related Party	24,345	1,164
Total Current Liabilities	29,160	6,629

Total Liabilities	29,160	6,629

Stockholders' Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	0	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085* issued and outstanding	62	62
Additional Paid in Capital	35,454	(15,550)
Retained Earnings (Deficit)	(64,414)	8,859
Total Equity	(28,898)	(6,629)

TOTAL LIABILITIES & EQUITY	$262	$—

The accompanying notes are an integral part of these financial statements

*	As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED SEPTEMBER 30, 2021	FOR THE PERIOD ENDED SEPTEMBER 30, 2020

REVENUE	$—	$—

EXPENSES
General and administrative expenses	73,273	8,859

Total Expenses	73,273	8,859

OPERATING LOSS	(73,273)	(8,859)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(73,273)	(8,859)

TAXES	—	—

NET INCOME (LOSS)	$(73,273)	$(8,859)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.12)	$(0.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085 *	619,085 *

*	As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Shares
	Shares		Amount		Additional Paid-In Capital	Retained (Deficit) Earnings	Total

Balance at September 15, 2020 (inception)	—		$—		$—	$—	$—

Reverse Recapitalization	619,085	*	62	*	(15,550)*	—	(15,488)*

Net profit (loss) for the period	—		—		—	8,859	8,859

Balance at September 30, 2020	619,085		$62		$(15,550)	$8,859	$(6,629)

Balance at September 30, 2020	619,085		$62		$(15,550)	$8,859	$(6,629)

Donated Capital					51,004		51,004

Net loss for the period	—		—		—	(73,273)	(73,273)

Balance at September 30, 2021	619,085		$62		$35,454	$(64,414)	$(28,898)

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CASH FLOW

	For the Year Ended September 30, 2021	For the Period From September 15 , 2020 (Inception) to September 30, 2020

Cash Flow from Operating Activities:

Net Income	$(73,273)	$8,859
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of subsidiary company	—	(14,488)
Noncash Expenses paid from Donated Capital	51,004	—
Changes in working capital items:
Accounts payable	1,054	2,965
Accruals – related party	20,681	2,500

Net Cash Used in Operating Activities	262	(164)

Net Cash Used in Investing Activities
Payment on disposal of subsidiary company	—	(1,000)

Net Cash Flow from Investing Activities	—	(1,000)

Net Cash Flow from Financing Activities
Advances under loan payable - related party	—	1,164

Net Cash Provided by Financing Activities	—	1,164

Net Change in Cash:	262	—

Beginning Cash:	$—	$—

Ending Cash:	$262	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non Cash Financing Activities:

Settlement of liabilities through disposal of subsidiary company	—	$15,488

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY'S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$98	$164
Net Cash Used in Investing Activities	$(1,000)	$(1,000)
Net Cash Provided by Financing Activities	$1,164	$1,164

GLOBAL INNOVATIVE PLATFORMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms, Inc., a Delaware corporation, (“GIP”, “the Company”, “We”, “Us” or “Our’) is a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

History

We were originally named Canning Street Corporation having incorporated in Delaware on September 15, 2020. On September 10, 2021, the Company completed the process of changing its name to Global Innovative Platforms, Inc.

Effective September 30, 2020, following a corporate reorganization as described below (‘the Holding Company Reorganization” or ‘the reverse recapitalization”), GIP became the reorganized successor to Alexandria Advantage Warranty Company, a publicly quoted holding company that ceased trading in 2016.

Reorganization into a Holding Company Structure for Global Innovative Platforms, Inc., reorganization successor to Alexandria Advantage Warranty Company.

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

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alexandria Advantage Delaware entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Global Innovative Platforms, Inc. (“GIP”) and AAWC Corporation (“AAWC”), both wholly-owned subsidiaries of Alexandria Advantage Delaware, effective September 30, 2020.

The Agreement and Plan of Merger and Reorganization into a Holding Company provided for the merger of Alexandria Advantage Delaware with, and into AAWC, with AAWC being the surviving corporation in the merger, as a subsidiary to GIP.

Alexandria Advantage Delaware ceased to exist as an independent legal entity following its merger with AAWC.

The shareholders of Alexandria Advantage Delaware were converted, by the holding company reorganization, under the Agreement, to shareholders of GIP on a one for one basis pursuant to the Agreement and the Delaware Statute Sec. 251(g).

AAWC., the surviving company of the merger with Alexandria Advantage Delaware, became a wholly-owned subsidiary of GIP, the holding company.

GIP became the parent holding company resulting under the Agreement, pursuant to Delaware General Corporation Law section 251(g), with its wholly owned subsidiary company, AAWC, the surviving company of the merger with Alexandria Advantage Delaware.

As a result of the Holding Company Reorganization, shareholders in publicly quoted Alexandria Advantage Delaware, formerly the shareholders of Alexandria Advantage Colorado as of the date of the reorganization, became shareholders in the publicly quoted GIP.

AAWC, being the direct successor by the merger with Alexandria Advantage Delaware, became a subsidiary company of GIP.

The Holding Company Reorganization has been accounted for so as to reflect the fact that both AAWC and GIP were under common control at the date of the Holding Company Reorganization, similar to a reverse acquisition of AAWC by GIP

Disposal of AAWC Corporation.

Effective September 30, 2020, GIP disposed of 100% of the issued share capital of its sole subsidiary company, AAWC Corporation., to an unrelated third party for a $1,000 payment made to the purchaser to assume ownership of the subsidiary company with outstanding liabilities.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and had a shareholders’ deficit of $28,898 and $6,629 as of September 30, 2021 and 2020, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statement reflect the operations of Global Innovative Platforms, Inc., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, from its inception on September 15, 2020 through September 30, 2020 and for the year ended September 30, 2021. The Company has selected September 30 as its financial year end. The Company has not earned any revenue to date.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2021 and 2020, our cash balance was $262 and $0, respectively.

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

Our financial instruments consist of our accounts payable, accrued expenses - related party and loan payable – related party. The carrying amount of our prepaid accounts payable, accrued expenses- related parties and loan payable – related party approximates their fair values because of the short-term maturities of these instruments

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5 and 6 below for details of related party transactions in the period presented.

Fixed Assets

We owned no fixed assets as of September 30, 2021 or 2020.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in the Company’s balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company was not party to any lease transactions during the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021.

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

During the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. GAIN ON DISPOSAL OF SUBSIDIARY COMPANY

Effective September 30, 2020, we disposed of 100% of the issued and outstanding share capital of our subsidiary company, AAWC Corporation, to an independent third party (the “Purchaser”).

As of September 30, 2020, AAWC Corporation had no ongoing business or operations, no assets and liabilities totaling $15,488.

As an inducement for the Purchaser to acquire AAWC Corporation with outstanding net liabilities of $15,488, we paid the Purchaser $1,000.

Accordingly, we recognized a net gain of $14,488 in respect of the disposal of the subsidiary company as Other Income in our statement of operations.

NOTE 5. ACCRUALS - RELATED PARTIES

As of September 30, 2020, a balance of $2,500 accrued compensation was due to our then chief financial officer, director and principal shareholder. During the year ended September 30, 2021, the former officer, director and shareholder forgave all fees as part of his sale of his ownership interests described in Note 9 below and the forgiveness was included in paid in capital.

NOTE 6. LOAN PAYABLE – RELATED PARTY

During the year ended September 30, 2021 our then chief financial officer, director, and principal shareholder advanced to us $18,504 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand.

As of June 30, 2021, the entire balance outstanding under the loan was forgiven as part of the sale of ownership and control interest described in note 9.

A Company controlled by our Chief Executive Officer advanced us $22,721 (net of $1,500 in repayments) for the quarter ending June 30, 2021.

NOTE 7. LOAN PAYABLE – RELATED PARTY

During the period September 15, 2020 (Inception) to September 30, 2020, our chief financial officer, director and principal shareholder advanced to us $1,164 by way of a loan to finance our working capital requirements. The loan is unsecured, interest free and due on demand. As of September 30, 2020, the balance outstanding under the loan was $1,164.

During the year ended September 30, 2021 our former chief financial officer, director, and principal shareholder advanced to us $18,504 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand. The entire balance outstanding under the loan was forgiven as part of the sale of ownership and control interest described in note 9.

Two Companies controlled by our Chief Executive Officer advanced us $24,345 (net of $10,235 in repayments) for the year ended September 30,2021.

NOTE 8. INCOME TAXES

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

We did not provide any current or deferred US federal income tax provision or benefit for any of the period September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021 as, after adjusting for the non-taxable gain on the sale of our subsidiary company, we incurred tax losses during the period.  When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Period from September 15, 2020 (Inception)	Year Ended
	to September 30,	September 30,
	2020	2021

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Period from September 15, 2020	Year Ended
	(Inception) to September 30,	September 30,
	2020	2021
Tax credit (expense) at statutory rate (26%)	$(2,303)	$(19,050)
Non taxable gain on sale of subsidiary company	3,767	—
Increase in valuation allowance	(1,464)	19,050
Net deferred tax assets	$—	$—

As of September 30, 2021 and 2020, the Company had a federal net operating loss carryforward of approximately

$64,414 and $5,629.

The federal net operating loss carryforwards do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in tax years 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021 are currently open to audit by federal and state jurisdictions.

NOTE 9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 10. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2020 and for the year ended September 30, 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization.

No shares of preferred stock were issued and outstanding during the period from September 15, 2020 (Inception) to September 30, 2020 and September 30, 2021.

No series of preferred stock or rights for preferred stock had been designated at September 30, 2020 and September 30, 2021.

Common Stock

As of September 30, 2020 and September 30, 2021, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 split adjusted shares of common stock were issued and outstanding in our predecessor company with a reverse split adjusted total (see below) par value of $62 and negative balance of additional paid in capital totaling $(15,550).

As of September 30, 2021 and 2020, 619,085 shares of common stock were issued and outstanding.

Effective October 23, 2020, following a resolution of the Board of Directors and the written consent of our then majority shareholder (holding 50.1% of our common stock), we filed a Certificate of Amendment to Articles of Incorporation with the Delaware Secretary of State which effectuated a reverse split of our outstanding commons stock, $0.0001 par value, om a one (1) post-split for two thousand (2,000) pre-split shares basis.

Changes in Control

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

Warrants

No warrants were issued or outstanding during the from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the from September 15, 2020 (Inception) to September 30, 2020 or for the year ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2020 and for the year ended September 30, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure.