Form 10-Q
period 2022-03-31
Global Innovative Platforms Inc.
filed 2022-05-24
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56235

GLOBAL INNOVATIVE PLATFORMS, INC.

(Exact name of registrant as specified in its charter)

delaware	85-3816149
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

629 GUILD DRIVE
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

As of May 5, 2022, there were 619,085 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
	2022	2021
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$262	$262

Total Current Assets	262	262

Total Assets	$262	$262

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$10,918	$4,815
Loan Payable – Related Party	29,845	24,345

Total Current Liabilities	40,763	29,160

Total Liabilities	40,763	29,160

Commitments and Contingencies (Note 8)		—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085 issued and outstanding	62	62
Additional Paid in Capital	35,454	35,454
Retained (Deficit) Earnings	(76,017)	(64,414)

Total Shareholders’ Deficit	(40,501)	(28,898)

Total Liabilities and Shareholders’ Deficit	$262	$262

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022	FOR THE THREE MONTHS ENDED MARCH 31, 2021	FOR THE SIX MONTHS ENDED MARCH 31, 2022	FOR THE SIX MONTHS ENDED MARCH 31, 2021

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	5,083	18,172	11,603	44,375

Total Expenses	5,083	18,172	11,603	44,375

OPERATING LOSS	(5,083)	(18,172)	(11,603)	(44,375)

OTHER INCOME (EXPENSE)	—	—	—	—

Total Other Income (Expense)	—	—	—	—

INCOME (LOSS) BEFORE TAXES	(5,083)	(18,172)	(11,603)	(44,375)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(5,083)	$(18,172)	$(11,603)	$(44,375)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085	619,085	619,085	619,085

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Total

Balance at September 30, 2020	619,085	$62	$(15,550)	$8,859	$(6,629)

Donated Capital			51,004

Net loss for the period	—	—	—	(44,375)	(26,230)

Balance at March 31, 2021	619,085	$62	$35,454	(35,516)	$0

Balance at September 30, 2021	619,085	$62	$35,454	$(64,414)	$(28,898)

Net profit (loss) for the period	—	—	—	(11,083)	(11,083)

Balance at March 31, 2022	—	$62	$35,454	$(76,017)	$(40,501)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31, 2022	FOR THE SIX MONTHS ENDED MARCH 31, 2021

Cash Flow from Operating Activities:

Net Loss	$(11,603)	$(44,375)
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	6,103	—
Accruals – related party	5,500	(6,629)

Net Cash Used in Operating Activities	—	(51,004)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities	—	—
Donated Capital	—	51,004

Net Cash Provided by Financing Activities	—	51,004

Net Change in Cash:	—	—

Beginning Cash:	$262	$—

Ending Cash:	$262	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alexandria Advantage Delaware entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Global Innovative Platforms, Inc. (“Canning Street”) and AAWC Corporation (“AAWC”), both wholly-owned subsidiaries of Alexandria Advantage Delaware, effective September 30, 2021.

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

GLOBAL INNOVATIVE PLATFORMS, INC.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $11,603 in the six months ended March 31, 2022, and had a retained deficit of $76,017 as of March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

 GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2022 and September 30, 2021, our cash balance was $262.

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

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

Fixed Assets

We owned no fixed assets as of March 31, 2022, or September 30, 2021.

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

We were not party to any lease transactions during the six months and the three months ended March 31, 2022 or March 31, 2021.

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

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

During the during the six months and the three months ended March 31, 2022 and March 31, 2021, we did not recognize any revenue.

 Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six months and the three months ended March 31, 2022 and March 31, 2021.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three (and six) months ended March 31, 2022.

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

  GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of March 31, 2022, and December 31, 2021, respectively, we owed $29,845 and $24,345 to a principal shareholder by way of a loan to finance our working capital requirements.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended March 31, 2022, as we incurred tax losses during the period. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2022, as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	—	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Tax credit (expense) at statutory rate (26%)	$3,017	$11,538
Increase in valuation allowance	3,017	(11,538)
Net deferred tax assets	$—	$—

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

As of March 31, 2022, the Company had a federal net operating loss carryforward of approximately $76,017. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the year ended September 30, 2021 and for the period from September 15, 2020 (Inception) to September 30, 2020, are currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended March 31, 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2022, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2022.

No series of preferred stock or rights for preferred stock had been designated on March 31, 2022.

Common Stock

As of March 31, 2022, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 shares of common stock were issued and outstanding in our predecessor company with a total par value of $62 and negative balance of additional paid in capital totaling $(15,550).

As of September 30, 2021, 619,085 shares of common stock were issued and outstanding.

No shares of common stock were issued during the six months ended March 31, 2022.

Effective December 29, 2020, we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

As of March 31, 2022, 619,085 shares of common stock were issued and outstanding.

 GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2021 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2022

Revenue

We recognized no revenue during the three months ended March 31, 2022, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended March 31, 2022, we incurred general and administrative expenses of $5,083 comprising professional fees of $1,500 and administrative fees of $3,583.

Operating Loss

During the three months ended March 31, 2022, we incurred an operating loss of $5,083 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended March 31, 2022, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended March 31, 2022, we incurred a loss before income taxes of $5,083 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2022 as we incurred a taxable loss in the period

Net Loss

During the three months ended March 31, 2022, we incurred a net loss of $5,083 due to the factors discussed above.

For the Six Months Ended March 31, 2022

Revenue

We recognized no revenue during the six months ended March 31, 2022, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six months ended March 31, 2022, we incurred general and administrative expenses of $11,603 comprising professional fees of $7,500 and administrative fees of $4,103.

Operating Loss

During the six months ended March 31, 2022, we incurred an operating loss of $11,603 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the six months ended March 31, 2022, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the six months ended March 31, 2022, we incurred a loss before income taxes of $11,603 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended March 31, 2022, as we incurred a taxable loss in the period

Net Loss

During the six months ended March 31, 2022, we incurred a net loss of $11,603 due to the factors discussed above.

LIQUIDITY

On March 31, 2022, we had total current assets of $262. On March 31, 2022, we had total liabilities of $40,763.

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

Our primary sources and uses of cash for the six months ended March 31, 2022 and 2021 were as follows:

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021

Net Cash Used in Operating Activities	$—	$(51,004)
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	—	51,004

Net Movement in Cash and Cash Equivalents	$—	$—

 Operating Activities

During the six months ended March 31, 2022, we incurred a net loss of $11,603 which after adjustments for an increase in accounts payable of $6,103 and advances from related party of $5,500, resulted in net cash of $0 being used in operations.

Investing Activities

During the six months ended March 31, 2022, we had no investing activities.

Financing Activities

During the six months ended March 31, 2022, we had no financing activities.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2022, we have no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2022 through March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Reverse Split of Common Stock

Effective December 29, 2020, we completed a 2,000:1 reverse stock split. Following this reverse stock split, the number of our common shares issued and outstanding was reduced to 619,085. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

As of March 31, 2022, 619,085 shares of common stock were issued and outstanding.

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

On March 31, 2021, David Cutler and Redgie Green resigned as executive officers of the Company subject to the Company filings its Form 10Q Quarterly Report for the quarter ended March 31, 2022. Further, Mr. Green resigned as a director of the Company effective March 31, 2022 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934. The resignation of Mr. Cutler and Mr. Green was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

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

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.20 (1)

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure (1)

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: May 23, 2022	By:	/s/ Matthew Veal
Matthew Veal
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)