Form 10-K
period 2022-09-30
Global Innovative Platforms Inc.
filed 2023-03-10
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

☒ Yes ☐ No

As of September 30, 2022, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $965,073.

As of December 29, 2022, there were 619,085 shares of common stock issued and outstanding.

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

In this Annual Report on Form 10-K, “Global Innovative Platforms,” the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to Global Innovative Platforms, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending September 30th. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

TABLE OF CONTENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

i

PART I

ITEM 1. BUSINESS.

Nature of Business

Global Innovative Platforms Inc. f/k/a Canning Street Corporation, a Delaware corporation, (“Global Innovative Platforms”, ”Canning Street,” “we,” “us” or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock. No potential merger candidate has been identified at this time.

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

Revenue

We have not recorded any revenue or for the years ended September 30, 2022 and 2021, and through the date of this filing.

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

For the years ended September 30, 2022 and 2021, the Company has generated no revenue and has not taken any action(s) to progress the Company’s business plan. The Company’s business plan remains the same. Additional outside financing is required to fully implement our business plan. Based on the preceding two fiscal years, there can be no assurances that the Company will take any material steps to further its business plan during the coming fiscal year.

Vikki Cook who is the controlling officer of one of our shareholders and David A. B. Brown and Jeffrey Conley, two other shareholders has informally agreed to advance funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. Our business operations cannot progress further without additional financing, and Ms. Cook may not be willing to provide it to us. In the event that we cannot raise the money we seek, we may be forced to halt or suspend our proposed marketing and business activities and our application, and third party application development services may not have the capability to begin generating profits which could result in a loss of all or part of your investment in our company.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A SHARHOLDERS’ DEFICIT AND ANTICIPATE FUTURE LOSSES

As of September 30, 2022, we had a stockholders’ deficit of approximately $82,714.

 Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement, and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2022 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2022:

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

WE ARE DEPENDENT ON THE EFFORTS OF OUR MANAGEMENT TEAM TO CONTINUE OUR OPERATIONS.

The Company’s future success depends in part on the continued services of its sole officer and Director Matthew Veal. The loss of the services of one or more key personnel could have a material adverse effect upon the Company’s operations. The Company’s success also depends on its ability to attract and retain qualified personnel. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

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

THE COMPANY HAS TAKEN NO ACTION TO PROGRESS ITS BUSINESS PLAN OVER THE COURSE OF THE FISCAL YEAR ENDED SEPTEMBER 30, 2022 AND DOES NOT HAVE A DEFINITIVE TIMELINE IN PLACE FOR THE FURTHERANCE IF ANY COMPANY ENDEAVORS.

The business plan and operations of the Company have not progressed over the course of the fiscal year ended September 30, 2022 and we do not have a definitive plan for when we will further our operations. As such, it is possible that we may not meet all, or any, of the goals we have outlined in our business plan. In the event that we cannot develop the means to progress our business plan, it is possible that we may eventually cease all Company activity.

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

The Company generated no revenue during the year ended September 30, 2022, and as a result the Company does not have sufficient funds to cover its operating expenses. Management plans to fund operating expenses from various, however management has no guarantee it can or obligation to do so. There is no assurance that management’s plan will be successful.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of the date of this report we do not own or lease any properties. The Company’s executive office is located at 629 Guild Drive, Venice, FL. This office is furnished to the Company by its CEO at no charge. The facility in Venice, FL is adequate for our operations at this time.

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

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: GIPL) for each quarter for the years ended December 31, 2021 and 2020 were as follows:

	HIGH	LOW
Quarter Ended:

September 30, 2021	$7.00	$2.50
June 30, 2021	$7.00	$4.00
March 31, 2021	$21.80	$7.75
December 31, 2020	$152.00	$21.80

September 30, 2022	$1.56	$1.56
June 30, 2022	$1.56	$0.10
March 31, 2022	$4.50	$1.00
December 31, 2021	$7.00	$2.50

*As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

Last Reported Price.

On December 8, 2022, the last reported bid price of our shares of common stock reported on the OTC PINK was $1.01 per share.

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

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

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

A total of 619,085 shares of common stock are currently outstanding on December 23, 2022.

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

Our cash balance is $47,757 as of our fiscal year end of September 30, 2022. Our cash balance is not sufficient to fund our limited levels of operations for any period of time.

Our net loss for our fiscal year ended September 30, 2022 was $53,816 and was attributable to general and administrative expenses.

We have been utilizing and may utilize funds from minority shareholders including David A. B. Brown, Jeff Conley, and Vikki Cook and entities under her control including Path-Guard Network, Inc. and Animal Breath Analytics, Inc., informally advanced funds “on a need be basis” to allow us to pay for filing fees and professional fees that we may incur. Vikki Cook has no formal commitment, arrangement or legal obligation to advance or loan funds to the company, and the advances are required to be repaid by the Company. As a start-up stage company, we have a very limited operating history.

We are a start-up stage company and have not generated any revenue to date. Long term financing is required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan.

It should be noted that our plans for monetization and marketing of our application are the same as those expressed at our fiscal year ended September 30, 2021, but as of the fiscal year ended September 30, 2022, these plans have not yet been realized in any capacity

The Company was incorporated in Delaware on September 15, 2020, which was a result of a Delaware holding company reorganization from a predecessor corporation, Alexandria Advantage Warranty Company, formerly a Colorado corporation which was merged into a subsidiary and thereupon divested.

We are a publicly quoted shell company seeking to merge with other entities with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Summary of Financial and Operating Performance

For the year ended September 30,
2022

Operating expenses	$53,816
Net loss	$53,816
Net loss per share (basic and diluted)	0.08

During the fiscal years ended September 30, 2022 and 2021, the Company had no revenues. Operating expenses incurred related primarily to personnel costs of officers, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

Results of Operations

	For the year ended September 30,
	2022	2021
Operating expenses:
Employment related costs	$33,000	$42,000
Professional fees	9,000	10,200
Public entity expenditures	11,696	17,032
Other operating expenses	120	4,041
Total operating expenses	53,816	73,273

Other income – disposal of segment	—	—
Net Income (Loss)	$(53,816)	$(73,273)

Significant items affecting net income (loss) other than time differential are noted below:

Professional Fees for fiscal 2022 decreased as compared to fiscal 2021 primarily due to fewer public filings and complying with reporting requirements.

Other operating expenses include investor relations, general office expenditures, and other miscellaneous costs. Costs also decreased in fiscal 2022 as compared to fiscal 2021 primarily due to costs incurred by those employed generally absorbed as part of their employment expense.

Employee related costs are from public filing costs and searching for potential merger candidates and decreased commensurate with professional fees.

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

As of September 30, 2022, the Company had cash of $47,757 and a working capital deficit of $82,714, compared to $262 in cash and a working capital deficit of $28,898 on September 30, 2021. The working capital deficit for 2022 was the result of net loss whereas 2021 is less than the loss incurred, as it was partially offset by a one-time forgiveness of related party debt as part of a change in control.

Unless we successfully transform operations through an operating transaction, we expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $35,000 until September 30, 2023, due to the cost of being public. However, this may be revised if we are successful in merging with an entity that has ongoing operations.

In addition to outstanding accounts payable and short-term liabilities, our average monthly expenditures are approximately $3,000 per month where approximately $1,000 is for corporate overhead, and approximately $2,000 per month is planned for expenditures relating to direct costs of being public including professional fees and public entity costs. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing. These amounts may increase as we intensify the search for a transaction that will commence in an operation for the company going forward.

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

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended September 30, 2022, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. The Company anticipates that it may not have sufficient cash subsequent to September 30, 2022, to continue to fund basic operations for the next twelve months, therefore, additional funds are likely to be necessary to continue. While the COVID-19 pandemic did negatively impact our ability to obtain project financing during fiscal 2021, the full extent to which the COVID-19 pandemic and our precautionary measures may continue to impact our business will depend on future developments, which continue to be highly uncertain and cannot be predicted at this time. These include, but are not limited to, the duration and geographic spread of the pandemic, its severity, the actions to contain the virus or treat its impact, future spikes of COVID-19 infections resulting in additional preventative measures to contain or mitigate the spread of the virus, the effectiveness, distribution and acceptance of COVID-19 vaccines, including the vaccines’ efficacy against emerging COVID-19 variants, and how quickly and to what extent normal economic and operating conditions can resume. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

Year Ended
September 30, 2022

Net Cash Used in Operating Activities	$(53,620)
Net Cash Used in Investing Activities	—
Net Cash Provided by Financing Activities	101,115
Net Movement in Cash and Cash Equivalents	$47,495

Operating Activities

During the year ended September30, 2022 the company’s activities used $53,620 of cash would was the result of the net loss of $ 53,816 offset by a $196 decrease in payables.

During the year ended September 30, 2021, the Company’s operating activities generated $262 of cash (2020: $0). The cash used in operating activities for fiscal 2021 reflects the Company’s funding of losses of $73,273, partially offset by minor non-cash adjustments due to forgiveness of related party expenses arising from a change in control and changes in working capital items. Overall, fiscal 2021 operational outflows increased of outstanding accounts payable balances during fiscal year 2021 and related party advances of a minority shareholder.

Investing Activities

During the years ended September 30, 2022 and 2021, the Company did not have any investing activities.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended September 30, 2022 and 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Debt Covenants

The Company’s related party agreements are informal, so the Company was in compliance with its lenders as of September 30, 2022. A deterioration of our relationship with our lenders would provide stress for greater capital, possibly on adverse terms for our shareholders.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2022 and 2021, we have no off-balance sheet arrangements.

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

Other

The Company has one class of shares, being Common Shares. It has 619,085 outstanding shares, with no share options, warrants, and convertible debt options outstanding as of September 30, 2022.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the years ended September 30, 2022 and, 2021 appear at the end of this statement on pages F-1 though F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer/ principal executive officer and is also our Chief Financial Officer / principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-k. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2022.

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

As of September 30, 2022, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were ineffective as of the end of the fiscal year covered by this report due to the material weaknesses described below based on our evaluation:

(a) Inadequate segregation of duties and ineffective risk assessment

(b) Lack of effective oversight in the establishment and monitoring of required internal controls and procedures

(c) Lack of an audit committee

(d) Lack of well-established procedures to identify, approve and report related party transactions

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management is required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2022, our internal control over financial reporting was ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the years ended September 30, 2022 and 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 10, 2022:

Name	Age	Position	Since
Matthew Veal	64	Chief Executive Officer, Chief Financial Officer, Sole Officer, and Director	January 4, 2022

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

On January 4, 2022, Matthew Veal was engaged as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

On March 31, 2021, David Cutler and Redgie Green, who had been our executive officers, resigned. Further, Mr. Green resigned as a director of the Company effective March 31, 2021 and Mr. Cutler resigned as a director effective ten days after mailing of Notice to shareholders in compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934. The resignation of Mr. Cutler and Mr. Green was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise. The Board approved and accepted the resignations.

On March 31, 2021, John Shepard was appointed to serve as Chairman of the Board of Directors and, subject to the effective date of the resignation of Mr. Cutler and Mr. Green, as the Company’s Chief Executive Officer, Chief Financial Officer, and Secretary.

On November 3, 2021, John Shepard resigned as an executive officer and director of the Company. The resignation of Mr. Shepard was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise.

No family relationships have existed between any of the officers or Directors of the Company.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

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

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation, or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

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
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
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

ITEM 11. EXECUTIVE COMPENSATION.

Executive compensation during the years ended September 30, 2022 and September 30, 2021, was as follows:

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of a year.

The table below reflects compensation paid both to executive officers and directors for the fiscal year ended September 30, 2022 and September 30, 2021.

Summary Compensation Table:

Name and principal position	Year ended September 30	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Veal, Chief Executive Officer and Director	2022	3,000	—	—	—	—	—	—	$3,000
	2021	5,000	—	—	—	—	—	—	$5,000

David Cutler, Former Chief Financial Officer and Director	2022	—	—	—	—	—	—	—	$—
	2021	30,000	—	—	—	—	—	—	$30,000

Redgie Green, Former Chief Executive Officer and Director	2022	—	—	—	—	—	—	—	$—
	2021	5,000	—	—	—	—	—	—	$5,000

John Shepard, Former Chief Executive Officer and Director	2022	—	—	—	—	—	—	—	$—
	2021	7,000	—	—	—	—	—	—	$7,000

Compensation of Directors

See above table titled, “Summary Compensation Table.”

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have a formal employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

(1) Applicable percentage of ownership is based on 619,085 shares of common stock outstanding and 0 shares of Preferred Stock issued and outstanding on December 10, 2022. Percentage totals are calculated separately based on each class of capital stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 10, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 10, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(4) Shares held by Law Offices of James C. Jones 401(k)

(5) Unless otherwise noted, the address of each shareholder is c/o Global Innovative Platforms Inc., 629 Guild Drive, Venice, FL 34285

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the years ended from September 30, 2022 and 2021 we paid compensation of $3,000 and $47,000 for our directors and officers.

The Company’s executive office is located at 629 Guild Drive, Venice FL 34285. This office is furnished to the Company by its CEO at no charge.

Related Party Loan

During the period September 15, 2020 (Inception) to September 30, 2020, one of our directors and officers advanced to us $1,164 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand. As of September 30, 2021, a former officer and director advanced $47,340, but then on March 31, 2021 forgave the entire balance of $51,004 (including past advances and accrued compensation) as a contributed capital as part of the sale of control of the Company.

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

Name Change and Subsequent Change in Trading Symbol

On May 10, 2021, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Amendment”), which was corrected on May 11, 2021, with the Secretary of State of the State of Delaware to change the Company’s name to “Global Innovative Platforms Inc.” (the “Name Change”). The Amendment became effective on May 20, 2021. On May 10, 2021, the Company filed notification of the Name Change (the “Notification”) with the Financial Industry Regulatory Authority (“FINRA”). In the Notification, the Company requested FINRA to authorize a new trading symbol for the Common Stock. On September 9, 2021, FINRA processed the Name Change and provided a new trading symbol, “GIPL”, with a market effective date of September 13, 2021. The new CUSIP is 37960M101 44.

Stock Options

We currently do not have an incentive stock option plan, and no stock options were issued or outstanding during the years ending September 30, 2022 and 2021 nor as of the date of this filing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 30, 2020, we appointed M.S. Madhava Rao Mankal, as our independent auditors.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2022	2021
Audit fees	$9,000	$15,000
All other fees	—	—
Total	$9,000	$15,000

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

Exhibit Index

Copies of the following documents are included as exhibits to this registration statement.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20

3.2	Bylaws

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.20

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1*	Description of Securities

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2022.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name: Matthew Veal

Signature: /s/ Matthew Veal

Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2023

GLOBAL INNOVATIVE PLATFORMS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Global Innovative Platforms, Inc.

629 Guild Dr.,

Venice, FL 34285

Opinion on the financial statements

We audited the accompanying balance sheets of Global Innovative Platforms, Inc. (“the Company”) as of September 30, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $118,230 for the year ended September 30, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Related party transactions.

As discussed in Note 5 to the financial statement, the Company has borrowed from related parties an amount $125,460 as of the date of September 30, 2022. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2020.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

February 23, 2023

GLOBAL INNOVATIVE PLATFORMS, INC.

BALANCE SHEETS

	September 30, 2022	September 30, 2021
Assets

Cash and cash equivalents	$47,757	$262
Total current assets	47,757	262

Total Assets	$47,757	$262

Liabilities
Current Liabilities
Accounts Payable	$5,011	$4,815
Accruals – Related Party	—	—
Loan Payable – Related Party	125,460	24,345
Total Current Liabilities	130,471	29,160

Total Liabilities	130,471	29,160

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	0	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085* issued and outstanding	62	62
Additional Paid in Capital	35,454	(15,550)
Retained Earnings (Deficit)	(118,230)	(64,414)
Total Equity	(82,714)	(28,898)

TOTAL LIABILITIES & EQUITY	$47,757	$262

The accompanying notes are an integral part of these financial statements

*	As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

GLOBAL INNOVATIVE PLATFORMS, INC.

 STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED SEPTEMBER 30, 2022	FOR THE PERIOD ENDED SEPTEMBER 30, 2021

REVENUE	$—	$—

EXPENSES
General and administrative expenses	53,816	73,273

Total Expenses	53,816	73,273

OPERATING LOSS	(53,816)	(73,273)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(53,816)	(73,273)

TAXES	—	—

NET INCOME (LOSS)	$(53,816)	$(73,273)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.08)	$(0.12)

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085 *	619,085 *

*	As retrospectively restated for a 2,000: 1 reverse stock split effective December 29, 2020

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares
	Shares		Amount		Additional Paid-In Capital		Retained (Deficit) Earnings	Total

Balance at September 30, 2020	619,085	*	$62	*	$(15,550	)*	$8,859	$(6,629)

Donated Capital					51,004			51,004

Net profit (loss) for the period	—		—		—		(73,273)	(73,273)

Balance at September 30, 2021	619,085		$62		$34,454		$(64,414)	$(28,898)

Balance at September 30, 2021	619,085		$62		$34,454		$(64,414)	$(28,898)

Net loss for the period	—		—		—		(53,816)	(53,816)

Balance at September 30, 2022	619,085		$62		$35,454		$(118,230)	$(82,714)

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CASH FLOW

	For the Year Ended September 30, 2022	For the Year Ended September 30, 2021

Cash Flow from Operating Activities:

Net Income	$(53,816)	$(73,273)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of subsidiary company	—	—
Noncash Expenses paid from Donated Capital	—	51,004
Changes in working capital items:
Accounts payable	196	1,054
Accruals – related party	—	20,861

Net Cash Used in Operating Activities	(53,620)	262

Net Cash Used in Investing Activities
Payment on disposal of subsidiary company	—	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances under loan payable - related party	101,115	—

Net Cash Provided by Financing Activities	101,115	—

Net Change in Cash:	47,495	262

Beginning Cash:	$262	$—

Ending Cash:	$47,757	$262

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

Non Cash Financing Activities:

Settlement of liabilities through disposal of subsidiary company	—	$15,488

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY’S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$53,718	$98
Net Cash Used in Investing Activities	$(1,000)	$(1,000)
Net Cash Provided by Financing Activities	$102,279	$1,164

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

AAWC., the surviving company of the merger with Alexandria Advantage Delaware, became a wholly owned subsidiary of GIP, the holding company.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and had a shareholders’ deficit of $82,714 and $28,898 as of September 30, 2022 and 2021, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statement reflect the operations of Global Innovative Platforms, Inc., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, for the years ended September 30, 2022 and 2021. The Company has selected September 30 as its financial year end. The Company has not earned any revenue to date.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2022 and 2021, our cash balance was $47,757 and $262, respectively.

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

Fixed Assets

We owned no fixed assets as of September 30, 2022 or 2021.

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

The Company was not party to any lease transactions for the years ended September 30, 2022 and 2021.

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

During the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2022, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred for the years ended September 30, 2022 and 2021.

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

No potentially dilutive debt or equity instruments were issued or outstanding for the years ended September 30, 2022 and 2021.

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

NOTE 5. ACCRUALS - RELATED PARTIES

During the year ended September 30, 2021, a former officer, director and shareholder forgave all fees as part of his sale of his ownership interests described in Note 9 below and the forgiveness was included in paid in capital.

NOTE 6. LOAN PAYABLE – RELATED PARTY

During the year ended September 30, 2021 our then chief financial officer, director, and principal shareholder advanced to us $18,504 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand.

As of June 30, 2021, the entire balance outstanding under the loan was forgiven as part of the sale of ownership and control interest described in note 8.

During the year ended September 30, 2021 our former chief financial officer, director, and principal shareholder advanced to us $18,504 by way of a loan to finance our working capital requirements. The loan was unsecured, interest free and due on demand. The entire balance outstanding under the loan was forgiven as part of the sale of ownership and control interest described in note 9.

Two Companies controlled by our then Chief Executive Officer advanced us $24,345 (net of $10,235 in repayments) for the year ended September 30, 2021. Three Shareholders advanced us $50,000, $50,000 and $1,115 for the year ended September 30, 2022.

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

We did not provide any current or deferred US federal income tax provision or benefit for any for the years ended September 30, 2022 and 2021 as, after adjusting for the non-taxable gain on the sale of our subsidiary company, we incurred tax losses during the period. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 30, 2022 and 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2022	2021

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2022	2021
Tax credit (expense) at statutory rate (26%)	$(13,992)	$(19,050)

Increase in valuation allowance	13,992	19,050
Net deferred tax assets	$—	$—

As of September 30, 2022 and 2021, the Company had a federal net operating loss carryforward of approximately.

$118,230 and $64,414.

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

The Company’s income tax returns for the period from September 15, 2020 (Inception) to September 30, 2020 and for the year ended September 30, 2022 are currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended September 30, 2022 and 2021 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2022 and 2021 and for the years ended September 30, 2022 and 2021, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization, and no shares of preferred stock were issued and outstanding during the years ended September 30, 2022 and 2021.

No series of preferred stock or rights for preferred stock had been designated at September 30, 2022 and September 30, 2021.

Common Stock

As of September 30, 2022 and September 30, 2021, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 split adjusted shares of common stock were issued and outstanding in our predecessor company with a reverse split adjusted total (see below) par value of $62 and negative balance of additional paid in capital totaling $(15,550).

As of September 30, 2022 and 2020, 619,085 shares of common stock were issued and outstanding.

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

Warrants

No warrants were issued or outstanding during the from September 15, 2020 (Inception) to September 30, 2020 and for the years ended September 30, 2022 and 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the from September 15, 2020 (Inception) to September 30, 2020 or for the year ended September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2022 and for the year ended September 30, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure.