Form 10-Q
period 2022-12-31
Global Innovative Platforms Inc.
filed 2023-08-23
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56235

GLOBAL INNOVATIVE PLATFORMS INC.

(Exact name of registrant as specified in its charter)

delaware	85-3816149
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

149 James Place
Maitland, Florida	32751
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

321-230-3739

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 22, 2023, there were 619,085 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2022	2022
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$64,403	$47,757

Total Current Assets	64,403	47,757

Total Assets	$64,403	$47,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$8,970	$5,011
Accruals – Related Party	—	—
Loan Payable – Related Party	225,313	125,460

Total Current Liabilities	234,283	130,471

Total Liabilities	234,283	130,471

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085 issued and outstanding	62	62 *
Additional Paid in Capital	35,454	35,454 *
Retained (Deficit) Earnings	(205,396)	(118,230)

Total Shareholders’ Deficit	(169,880)	(82,714)

Total Liabilities and Shareholders’ Deficit	$64,403	$47,757

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2022	FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

REVENUE	$—	$—

EXPENSES
General and administrative expenses	87,166	6,520

Total Expenses	87,166	6,520

OPERATING LOSS	(87,166)	(6,520)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(87,166)	(6,520)

TAXES	—	—

NET INCOME (LOSS)	$(87,166)	$(6,520)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.14)	$(.01)

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085	619,085

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Shares
	Shares		Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Total

Balance at September 30, 2021	619,085		$62	$35,454	$(64,414)	$(28,898)

Net profit (loss) for the period	—		—	—	(6,520)	(6,520)

Balance at December 31, 2021	619,085		$62	$35,454	$(70,934)	$(35,418)

Balance at September 30, 2022	619,085	*	$62	$35,454	$(118,230)	$(82,714)

Net loss for the period	—		—	—	(87,166)	(87,166)

Balance at December 31, 2022	619,085		$62	$35,454	$(205,396)	$(169,880)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2022	FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

Cash Flow from Operating Activities:

Net Loss	$(87,166)	$(6,520)
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	3,959	6,520
Accruals – related party	—

Net Cash Used in Operating Activities	(83,207)	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances under loan payable - related party	99,853	—

Net Cash Provided by Financing Activities	99,853	—

Net Change in Cash:	16,646	—

Beginning Cash:	$47,757	$262

Ending Cash:	$64,403	$262

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $87,177 in the three months ended December 31, 2022, and had a shareholders’ deficit of $169,880 as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2022, our cash balance was $64,403.

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

Fixed Assets

We owned no fixed assets as of December 31, 2022.

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

During the three months ended December 31, 2022, or December 31, 2021, we did not recognize any revenue.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three months ended December 31, 2022, or December 31, 2021.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended December 31, 2022, or December 31, 2021.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCRUALS - RELATED PARTIES

During the year ended September 30, 2021, we settled a balance of $17,500 of accrued compensation which had been due to our chief financial officer, director, and principal shareholder. This amount was settled as part of a change in control on March 31, 2021.

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of December 31, 2022 and September 30, 2022, we owed $225,313 and $125,460 to principal shareholders by way of loans to finance our working capital requirements.

The loans are unsecured, interest free and due on demand.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended December 31, 2022, or December 31, 2021 as we incurred tax losses during the period. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2022, or December 31, 2021 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Tax credit (expense) at statutory rate (26%)	$22,663	$1,695
Increase in valuation allowance	(22,663)	(1,695)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had a federal net operating loss carryforward of approximately $170,000. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s 2021 and income tax return for the period from September 15, 2020 (Inception) to September 30, 2020 are currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended December 31, 2022 or December 31, 2021 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2022, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended December 31, 2022 or as of September 30, 2022.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

No series of preferred stock or rights for preferred stock had been designated at December 31, 2022.

Common Stock

As of December 31, 2022, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 shares of common stock were issued and outstanding in our predecessor company with a total par value of $62 and negative balance of additional paid in capital totaling $(15,550).

As of September 30, 2022, and as of December 31, 2022, 619,085 shares of common stock were issued and outstanding.

No shares of common stock were issued during the three months ended December 31, 2022.

Effective December 29, 2020 we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

Warrants

No warrants were issued or outstanding during the three months ended December 31, 2022 or 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended December 31, 2022 or 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure other than as described below:

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2022 and 2021 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans. Readers are referred to our Form 10-Q filed for the quarter ended December 31, 2022, for a discussion of the results of operations for the three months ended December 31, 2022.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2022

Revenue

We recognized no revenue during the three months ended December 31, 2022, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended December 31, 2022, we incurred general and administrative expenses of $87,166 comprising of consulting for searching for business opportunities of $70,989, public entity costs of $959 and professional fees of $6,000.

Operating Loss

During the three months ended December 31, loss 2022, we incurred an operating of $87,166 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended December 31, 2022, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended December 31, 2022, we incurred a loss before income taxes of $87,166 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended December 31, 2022 as we incurred a taxable loss in the period.

Net Loss

During the three months ended December 31, 2022, we incurred a net loss of $87,166 due to the factors discussed above.

LIQUIDITY

At December 31, 2022, we had total current assets of $64,403. At December 31, 2022, we had total liabilities of $234,283. Total liabilities included $8,970 in accounts payable, and $225,313 in loans payable by related parties.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ending September 30, 2022, and the quarter ended December 31, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the three months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021

Net Cash Used in Operating Activities	$83,207	$—
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	99,853	—

Net Movement in Cash and Cash Equivalents	$16,646	$—

Operating Activities

During the three months ended December 31, 2022, we incurred a net loss of $87,166 which after adjustments for an increase in accounts payable of $3,959, resulting in net cash of $83,207 being used in operations.

Investing Activities

During the three months ended December 31, 2022, we had no investing activities.

Financing Activities

During the three months ended December 31, 2022, we had no financing activities.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2022 and as of December 31, 2022, we had no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the three months ended December 31, 2022, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from October 1, 2022 through December 31, 2022.

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

Effective March 31, 2021, JS Electric, Inc., Path-Guard Network, Inc. David Brown, Andrew N. Brown, Daniel Owen Trust, James Jones Trust, and Brian Susi Inc (collectively “the Purchasers”), purchased a total of 371,246 shares our common stock representing 59.97% of our issued and outstanding shares, in a private transaction with David Cutler.

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

On January 4, 2022, Matthew Veal was engaged as the Company’s Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

On August 7, 2023, Matthew Veal Appointed Andrew Brown to the Board of Directors. Mr. Veal then resigned from the board, Mr. Brown then assumed the role of Chairman and CEO.

Patent and Know-How License Agreement

On August 18, 2023, the Company entered into a Patent and Know-How License Agreement (the “License Agreement”) with Defiant Technologies Inc. (“Defiant”). Pursuant to the License Agreement, among other things, Defiant granted the Company a nontransferable, non-sublicensable, exclusive right and license to certain patents and know-how relating to animal testing and all commercial applications related to the animal market on a global basis (“Patent Rights”, “Know-How”, and “Materials”, respectively) to manufacture, use, offer for sale, sell or import (“Licensed Products”) in the animal market worldwide. The license is exclusive (subject to certain exceptions and conditions) with respect to the Patent Rights and Materials and non-exclusive with respect to the Know-How.

As consideration for the license under the License Agreement, the Company has agreed toto make an initial payment of $50,000, which is due 30 days from the effective date of the License Agreement (or, at Defiant’s discretion, $225,000 in a lump sum within 45 days from the effective date). Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.20 (1)

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure (1)

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

10.3	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 18, 2023 (5)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2022.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

* Filed herewith.

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form 10 dated December 28, 2020.

(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2021.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 13, 2021.

(4) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on January 26, 2023.

(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 23, 2023.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: August 23, 2023	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)