Form 10-Q
period 2023-03-31
Global Innovative Platforms Inc.
filed 2023-11-14
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56235

GLOBAL INNOVATIVE PLATFORMS, INC.

(Exact name of registrant as specified in its charter)

delaware	85-3816149
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

149 JAMES PLACE
ORLANDO, florida	32751
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

As of November 14, 2023, there were 25,150,112 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
	2023	2022
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$2,961	$47,757

Total Current Assets	2,961	47,757

Total Assets	$2,961	$47,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$6,198	$5,011
Loan Payable – Related Party	235,513	125,460

Total Current Liabilities	241,711	130,471

Total Liabilities	241,711	130,471

Commitments and Contingencies (Note 8)		—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085 issued and outstanding	62	62
Additional Paid in Capital	35,454	35,454
Retained (Deficit) Earnings	(274,266)	(118,230)

Total Shareholders’ Deficit	(238,750)	(82,714)

Total Liabilities and Shareholders’ Deficit	$2,961	$47,757

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022	FOR THE SIX MONTHS ENDED MARCH 31, 2023	FOR THE SIX MONTHS ENDED MARCH 31, 2022

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	68,870	5,083	156,036	11,603

Total Expenses	68,870	5,083	156,036	11,083

OPERATING LOSS	(68,870)	(5,083)	(156,036)	(11,603)

OTHER INCOME (EXPENSE)	—	—	—	—

Total Other Income (Expense)	—	—	—	—

INCOME (LOSS) BEFORE TAXES	(68,870)	(5,083)	(156,036)	(11,603)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(68,870)	$(5,083)	$(156,036)	$(11,603)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.11)	$(0.01)	$(0.25)	$(0.02)

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085	619,085	619,085	619,085

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Total

Balance at September 30, 2021	619,085	$62	$34,454	$(64,414)	$(28,898)

Net loss for the period	—	—	—	(11,603)	(11,603)
Balance at March 31, 2022	619,085	$62	$35,454	(76,017)	$(40,501)
Balance at September 30, 2022	619,085	$62	$35,454	$(118,230)	$(82,714)
Net profit (loss) for the period	—	—	—	(156,036)	(156,036)
Balance at March 31, 2023	—	$62	$35,454	$(274,266)	$(238,750)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31, 2023	FOR THE SIX MONTHS ENDED MARCH 31, 2022

Cash Flow from Operating Activities:

Net Loss	$(156,036)	$(11,603)
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	1,187	6,103
Accruals – related party	10,053	5,500

Net Cash Used in Operating Activities	(144,796)	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances from Related Parties	100,000	—

Net Cash Provided by Financing Activities	100,000	—

Net Change in Cash:	(44,796)	—

Beginning Cash:	$47,757	$262

Ending Cash:	$2,961	$262

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $156,036 in the six months ended March 31, 2023, and had a retained deficit of $274,266 as of March 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2023 and September 30, 2022, our cash balance was $2,961 and $47,757.

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

Our financial instruments consist of our accounts payable, accrued expenses - related party and loan payable – related party. The carrying amount of our accounts payable, accrued expenses- related parties and loan payable – related party approximates their fair values because of the short-term maturities of these instruments.

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

Fixed Assets

We owned no fixed assets as of March 31, 2023, or September 30, 2022.

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

The operating ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

We were not party to any lease transactions during the six months and the three months ended March 31, 2023 or March 31, 2022.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the during the six months and the three months ended March 31, 2023 and March 31, 2022, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six months and the three months ended March 31, 2023 and March 31, 2022.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended March 31, 2023 and 2022.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. RELATED PARTY FEES

During the year ended September 30, 2022, we settled a balance of $17,500 of accrued compensation which had been due to our chief financial officer, director and principal shareholder. This amount was settled as part of a change in control on March 31, 2021.

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of March 31, 2023, and September 31, 2022, respectively, we owed $235,513 and $125,460 to principal shareholders by way of loans to finance our working capital requirements.

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

The sources and tax effects of the differences for the periods presented are as follows:

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	—	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Tax credit (expense) at statutory rate (26%)	$40,569	$3,017
Increase in valuation allowance	(40,569)	(3,017)
Net deferred tax assets	$—	$—

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

As of March 31, 2023, the Company had a federal net operating loss carryforward of approximately $274,266. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019, and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the years ended September 30, 2022 and 2021 and for the period from September 15, 2020 (Inception) to September 30, 2020, are currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended March 31, 2023 and 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2023.

No series of preferred stock or rights for preferred stock had been designated on March 31, 2023.

Common Stock

As of March 31, 2023, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 shares of common stock were issued and outstanding in our predecessor company with a total par value of $62 and negative balance of additional paid in capital totaling $(15,550).

As of September 30, 2023 and 2022, and March 31, 2023 and 2022, 619,085 shares of common stock were issued and outstanding.

No shares of common stock were issued during the six months ended March 31, 2023.

Effective December 29, 2020, we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

 GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended March 31, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements. Effective October 23, 2023., the Company entered into Subscription Agreements with various accredited investors pursuant to which the accredited investors purchased an aggregate of 24,531,027 shares of the Company’s common stock at a price per share of $0.0001 for an aggregate purchase price of $2,453. The closing occurred on October 23, 2023.

The offer, sale and issuance of the above securities was made to accredited investors, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2022 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2023

Revenue

We recognized no revenue during the three months ended March 31, 2023, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended March 31, 2023, we incurred general and administrative expenses of $68,870, comprised of professional fees of $1,775 and due diligence fees of $66,095.

Operating Loss

During the three months ended March 31, 2023, we incurred an operating loss of $68,870 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended March 31, 2023, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended March 31, 2023, we incurred a loss before income taxes of $68,870 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2023 as we incurred a taxable loss in the period.

Net Loss

During the three months ended March 31, 2023, we incurred a net loss of $68,870 due to the factors discussed above.

For the Six Months Ended March 31, 2023

Revenue

We recognized no revenue during the six months ended March 31, 2023, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six months ended March 31, 2023, we incurred general and administrative expenses of $156,036 comprising professional fees of $7,500 and administrative fees of $18,347. We incurred due diligence fees of $130,189.

Operating Loss

During the six months ended March 31, 2023, we incurred an operating loss of $156,036 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the six months ended March 31, 2023, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the six months ended March 31, 2023, we incurred a loss before income taxes of $156,036 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended March 31, 2023, as we incurred a taxable loss in the period.

Net Loss

During the six months ended March 31, 2023, we incurred a net loss of $156,036 due to the factors discussed above.

LIQUIDITY

On March 31, 2023, we had total current assets of $2,961. On March 31, 2023 we had total liabilities of $241,711.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2023 and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the six months ended March 31, 2023 and 2022 were as follows:

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022

Net Cash Used in Operating Activities	$144,796	$—
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	100,000	—

Net Movement in Cash and Cash Equivalents	$(44,796)	$—

Operating Activities

During the six months ended March 31, 2023, we incurred a net loss of $156,036 which after adjustments for an increase in accounts payable of 1,187 and advances from related parties of $10,053, resulted in net cash of $144,796 being used in operations.

Investing Activities

During the six months ended March 31, 2023, we had no investing activities.

Financing Activities

During the six months ended March 31, 2023, we had $100,000 in financing activities advanced from related parties.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2023, we have no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the six months ended March 31, 2023, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from October 1, 2022 through March 31, 2023.

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

As of March 31, 2023, 619,085 shares of common stock were issued and outstanding.

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

On January 4, 2022, Matthew Veal was elected as the Company’s sole director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

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

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: November 14, 2023	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)

