Form 10-Q
period 2023-06-30
Global Innovative Platforms Inc.
filed 2023-12-12
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

321.230.3739

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

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
	2023	2022
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$361	$47,757

Total Current Assets	361	47,757

Total Assets	$361	$47,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$5,248	$5,011
Loan Payable – Related Party	236,513	125,460

Total Current Liabilities	241,761	130,471

Total Liabilities	241,761	130,471

Commitments and Contingencies (Note 8)		—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085 issued and outstanding	62	62
Additional Paid in Capital	35,454	35,454
Retained (Deficit) Earnings	(276,916)	(118,230)

Total Shareholders’ Deficit	(241,400)	(82,714)

Total Liabilities and Shareholders’ Deficit	$361	$47,757

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023	FOR THE THREE MONTHS ENDED JUNE 30, 2022	FOR THE NINE MONTHS ENDED JUNE 30, 2023	FOR THE NINE MONTHS ENDED JUNE 30, 2022

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	2,650	6,609	158,686	18,212

Total Expenses	2,650	6,609	158,686	18,212

OPERATING LOSS	(2,650)	(6,609)	(158,686)	(18,212)

OTHER INCOME (EXPENSE)	—	—	—	—

Total Other Income (Expense)	—	—	—	—

INCOME (LOSS) BEFORE TAXES	(2,650)	(6,609)	(158,686)	(18,212)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(2,650)	$(6,609)	$(158,686)	$(18,212)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.004)	$(0.01)	$(0.25)	$(0.03)

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085	619,085	619,085	619,085

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares
	Shares	Amount	Additional Paid-In Capital		Retained (Deficit) Earnings	Total

Balance at September 30, 2021	619,085	$62	$34,454		$(64,414)	$(28,898)

Net loss for the period	—	—	—		(18,212)	(18,212)
Balance at June 30, 2022	619,085	$62	$35,454		(82,626)	$(47,110)
Balance at September 30, 2022	619,085	$62	35,454	$	$(118,230)	$(82,714)
Net profit (loss) for the period	—	—	—		(158,686)	(158,686)
Balance at June 30, 2023	—	$62	$35,454		$(276,916)	$(241,400)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30, 2023	FOR THE NINE MONTHS ENDED JUNE 30, 2022

Cash Flow from Operating Activities:

Net Loss	$(158,686)	$(18,212)
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	237	6,712
Accruals – related party	—	—

Net Cash Used in Operating Activities	(158,449)	(11,500)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances from Related Parties	111,053	11,500

Net Cash Provided by Financing Activities	111,053	11,500

Net Change in Cash:	(47,396)	—

Beginning Cash:	$47,757	$262

Ending Cash:	$361	$262

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $156,036 in the nine months ended June 30, 2023, and had a retained deficit of $274,266 as of June 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2023 and September 30, 2022, our cash balance was $47,757 and $262, respectively.

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

Fixed Assets

We owned no fixed assets as of June 30, 2023, or September 30, 2022.

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

We were not party to any lease transactions during the nine months and the three months ended June 30, 2023 or June 30, 2022.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the during the nine months and the three months ended June 30, 2023 and June 30, 2022, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine months and the three months ended June 30, 2023 and June 30, 2022.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine months ended June 30, 2023 and 2022.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. RELATED PARTY FEES

During the year ended September 30, 2022, we settled a balance of $17,500 of accrued compensation which had been due to our chief financial officer, director and principal shareholder. This amount was settled as part of a change in control on June 30, 2021.

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 5. LOAN PAYABLE – RELATED PARTY

As of June 30, 2023, and September 30, 2022, we owed $236,513 and $125,460, respectively, to principal shareholders by way of loans to finance our working capital requirements.

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

The sources and tax effects of the differences for the periods presented are as follows:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	—	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Tax credit (expense) at statutory rate (26%)	$41,259	$4,735
Increase in valuation allowance	(41,259)	(4,735)
Net deferred tax assets	$—	$—

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

As of June 30, 2023, the Company had a federal net operating loss carryforward of approximately $274,266. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019, and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the years ended September 30, 2022 and 2021 and for the period from September 15, 2020 (Inception) to September 30, 2020, are currently open to audit by federal and state jurisdictions.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended June 30, 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the nine months ended June 30, 2023.

No series of preferred stock or rights for preferred stock had been designated on June 30, 2023.

Common Stock

As of June 30, 2023, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 shares of common stock were issued and outstanding in our predecessor company with a total par value of $62.

As of September 30, 2023 and 2022, and June 30, 2023 and 2022, 619,085 shares of common stock were issued and outstanding.

No shares of common stock were issued during the nine months ended June 30, 2023.

Effective December 29, 2020, we completed a 2,000:1 reverse stock split. All numbers of our common shares disclosed as issued and outstanding in this Form 10Q have been retrospectively restated to reflect the impact of the reverse split.

 GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

Warrants

No warrants were issued or outstanding during the three months ended June 30, 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended June 30, 2023.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements. Effective October 23, 2023, the Company entered into Subscription Agreements with various accredited investors pursuant to which the accredited investors purchased an aggregate of 24,531,027 shares of the Company’s common stock at a price per share of $0.0001 for an aggregate purchase price of $2,453. The closing occurred on October 23, 2023.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2023

Revenue

We did not recognize revenue during the three month periods ended June 30, 2023 and 2022, as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended June 30, 2023, we incurred general and administrative expenses of $2,650, comprised of professional fees of $1,650 and due diligence fees of $1,000. During the three months ended June 30, 2022, we incurred general and administrative expenses of $6,609 comprising professional fees of $1,500 and administrative fees of $3,109. An illness by our then CEO curtailed activity during the three months ended June 30, 2023 reduced our activities temporarily resulting in the reduction.

 Operating Loss

During the three months ended June 30, 2023 and 2022, we incurred operating losses of $2,650 and $6,609, respectively, due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three month periods ended June 30, 2023 and 2022, we did not recognize any interest and other income (expenses), net.

Loss before Income Tax

During the three month periods ended June 30, 2023 and 2022, we incurred a loss before income taxes of $2,650 and $6,609, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three month periods ended June 30, 2023 and 2022 as we incurred taxable losses in the periods.

Net Loss

During the three month periods ended June 30, 2023 and 2022, we incurred net losses of $2,650 and $6,609, respectively, due to the factors discussed above.

For the Nine Months Ended June 30, 2023

Revenue

We did not recognize any revenue during the nine months ended June 30, 2023, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the nine months ended June 30, 2023, we incurred general and administrative expenses of $158,686, comprised of professional fees of $10,284 and administrative fees of $17,213. We incurred due diligence fees of $131,189. During the nine months ended June 30, 2022, we incurred general and administrative expenses of $18,212 comprising professional fees of $9,000 and administrative fees of $9,212. We did not have any due diligence fees during the nine months ended June 30, 2023.

Operating Loss

During the nine month periods ended June 30, 2023 and 2022, we incurred an operating loss of $158,686 and $18,212, respectively, due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the nine month periods ended June 30, 2023 and 2022, we did recognize any interest any other income (expenses), net.

Loss before Income Tax

During the nine months ended June 30, 2023, we incurred a loss before income taxes of $156,036 and $18,212 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine month periods ended June 30, 2023 and 2022, as we incurred taxable losses in both periods.

Net Loss

During the nine month periods ended June 30, 2023 and 2022, we incurred net losses of $158,686 and $18,212, respectively, due to the factors discussed above.

LIQUIDITY

On June 30, 2023, we had total current assets of $361. On June 30, 2023 we had total liabilities of $241,761.

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

Our primary sources and uses of cash for the nine months ended June 30, 2023 and 2022 were as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022

Net Cash Used in Operating Activities	$158,449	$11,500
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	111,053	11,500

Net Movement in Cash and Cash Equivalents	$(47,396)	$—

Operating Activities

During the nine months ended June 30, 2023, we incurred a net loss of $158,696 which after adjustments for an increase in accounts payable of $237, resulted in net cash of $158,449 being used in operations.

Investing Activities

During the nine months ended June 30, 2023, we had no investing activities.

Financing Activities

During the nine months ended June 30, 2023, we had $111,053 in financing activities advanced from related parties.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2023, we have no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the nine months ended June 30, 2023, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from October 1, 2022 through June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Executive Officers

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

As consideration for the license under the License Agreement, the Company has agreed to make an initial payment of $10,000, which is due on or before January 31, 2024, with additional monthly payments of at least $10,000 a month until a total of $250,000 has been received by Defiant, within a 12-month period. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement.

Private Placement

Effective October 23, 2023, the Company entered into Subscription Agreements with various accredited investors pursuant to which the accredited investors purchased an aggregate of 24,531,027 shares of the Company’s common stock at a price per share of $0.0001 for an aggregate purchase price of $2,453. The closing occurred on October 23, 2023.

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

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: December 6, 2023	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)

