Form 10-K
period 2023-09-30
Global Innovative Platforms Inc.
filed 2024-08-23
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO ECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

321.230.3739

(Registrant’s Telephone number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of March 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $11,435 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $.0017.

As of August 19, 2024, there were 27,841,223 shares of common stock issued and outstanding.

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

In this Annual Report on Form 10-K, “Global Innovative Platforms,” the “Company,’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to Global Innovative Platforms, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’ refers to our fiscal year ending September 30th. Unless otherwise indicated, the term ‘common stock’’ refers to shares of the Company’s common stock.

TABLE OF CONTENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

i

PART I

ITEM 1. BUSINESS.

Nature of Business

Global Innovative Platforms Inc. f/k/a Canning Street Corporation, a Delaware corporation, (“Global Innovative Platforms”,” Canning Street,” “we,” “us” or “our”) is engaged in the business of testing breath to detect and assist in the treatment of disease.

Overview

Advancements in technology have opened up numerous opportunities in the area of detecting and analyzing gasses for health related information. Various tests and devices have been developed over the years that monitor air quality and assist in the diagnosis and treatment of disease. Many diseases and conditions leave indications of their presence in the form of Volatile Organic Compounds (VOCs) that occur in various patterns we call breath prints. Equipment has evolved to capture these prints and new Machine Learning technologies (Artificial Intelligence) are able to detect such patterns using sampling. The mere existence of the VOC is of some value but other factors such as timing, combinations with other VOCs and quantities of VOCS are also of importance. We are a medical technology company focused on applying these advancements in animals and agriculture, We have identified several opportunities and are prioritizing the development of a breath test to replace adult female heartworm antigen blood tests to detect heartworm in dogs.

The current leading heartworm test, Female Antigen testing requires the heartworm itself to be 6 months old in order to be detected. Breath analytics involves the collection, processing, and analysis of breath samples to identify biomarker patterns associated with heartworms and ultimately other diseases in dogs (including other agricultural applications as well). Since the test can directly evaluating the heartworm at all stages of its life rather than full maturity, the 6 month requirement is no longer applicable, the population of undetected cases can be reduced, and the suffering of animals can be reduced.

Our Vision: A new paradigm for early- detection of diseases that saves and improves quality of life.

Our Mission: Revolutionizing early-disease detection with our breath-based platform technology.

Our Focus: Our initial priority will be to develop a breath test to replace adult female heartworm antigen blood tests to detect early-stage heartworm in dogs, with several other applications in our pipeline we intend to pursue.

We believe breath analytics is an accessible, non-invasive, and convenient method for detecting disease. Our technology consists of one component which we are developing to collect, process, and analyze breath samples effectively and efficiently that indicate multiple volatile organic compounds (VOC) on a single reading to measure a variety of potential threats, including our initial focus on the heartworm market. The device we use is called a VOCAM (Volatile Organic Compound Automated Machine) device. We have also licensed that device for use in dogs and agriculture. The device is in production and can perform our testing in a cost effective manner. We submit the breath prints detected by our VOCAM devices into artificial intelligence software and believe we will be able to isolate a breath print for heartworm we can identify in all dogs for use in a test that outperforms Female Antigen testing in a cost effective manner. Our strategy is not focused on commercializing the components individually. Rather, our initial focus is on commercializing the combination of the two components, which is the Heartworm Breath Test.

Global Innovative Platforms is in the development stage of our Heartworm Breath Test. Over the next several months we have verification and validation studies planned for the components and the Heartworm Breath Test. We are currently initiating a proof-of-concept study. Data collection will be completed in 2025 and shortly thereafter. We have identified the VOCs we believe will successfully indicate the presence of heartworms immediately in dogs. Data analysis will follow. We anticipate the completion (note that revisions will potentially be made based on data we obtain from use over time) of the components, the Heartworm Breath Test, and the verification and validation studies in 2025 that will be acceptable to begin commercialization There is no guarantee that we will meet these development milestones or achieve market acceptance.

As the Heartworm Breath Test is based on novel technology, enhanced with machine learning techniques, there is insufficient information to provide reasonable assurance of its safety and effectiveness. We believe that the Heartworm Breath Test, as a replacement of adult female heartworm antigen blood test, may be of substantial importance in preventing impairment of health through the diagnosis of a life-threatening disease for dogs. However, there is a potentially unreasonable risk of injury should heartworm go undetected based on an incorrect result with the Heartworm Breath Test.

We believe that the Heartworm Breath Test, as a replacement for adult female heartworm antigen blood tests, will bring forth a novel and differentiated tool that will assist veterinarians in making decisions about treatment. Breath testing could save time, costs, and lives through the early detection of disease. Our first to market with an upgrade and highly sensitive technology places us in a strong position relative to our competitors in the breath space.

The market size for heartworm testing is significant. Based on the data from the Companion Animal Parasite Council and Virginia Tech University, there are approximately 10 million dogs in the U.S. tested for heartworm annually at a cost of $30 to $50 per test. Approximately One percent of all dogs tested are found positive.

We are a corporation existing under the laws of Delaware. Our U.S. operations, located in Maitland, Florida, are responsible for establishing strategic partnerships and expanding sales and marketing efforts in the U.S. market, with potential for expansion into other opportunities at a later date.

Background on Heartworm

Heartworm is prevalent in the southeastern U.S. and globally. Approximately one hundred thousand dogs in the U.S. will be diagnosed with heartworm per year. The American Heartworm Association is the leading industry group and we plan to collaborate closely with them through consultants we are engaging.

It has not, however, been determined whether testing based on biomarker profiles, including our Heartworm Breath Test, will accurately distinguish heartworms in a commercially viable manner on a large scale.

We believe the results of the Heartworm Breath Test will change heartworm detection. Currently, all dogs are advised to get confirming tests if the existing Antigen testing is positive. We do not plan to recommend this be changed; however the data will be available for the American Heartworm Association to change current practices. We hope the results of our breath test will allow for more accurate and efficient treatment of dogs beyond detection. There is no guarantee that dogs who use the Heartworm Breath Test will not receive an incorrect result, such as a false negative, which could potentially lead to delayed clinical intervention.

Our Solution

As our first product candidate, we are developing the Breath Test focused on detecting heartworm in dogs as a replacement for adult female heartworm antigen blood test.

We are developing a proprietary end-to-end breath analytics platform, the intended use of which is to enable breath testing for the detection of disease. We have identified 4 concepts we believe can yield highly successful products but are prioritizing heartworm testing in dogs because it has the simplest path of adoption. We believe this platform will be able to detect heartworms via the analysis of breath beyond the current population of patents for heartworm testing. It also may have applications in food safety, other diseases and testing efficacy of treatment. When compared with other disease detection methods, breath analytics may have many advantages including its non-invasive and accessible nature. Additionally, if our development efforts are successful, we believe that breath collection could be facilitated by a non-healthcare provider and with as little as two hours of training. We envision the test could be accessible to populations in need today and in the future, given its ease of use and deployment, making sample collection suitable for static and mobile settings. We use an “off the shelf” artificial intelligence software to analyze our data and are confident that it will be reliable for our purposes.

The parameters we are sensitive to are competition, regulation (including acceptability to insurance), technological advancement, and reaching the “Mindspace” of the customer. We believe we can be successful in all areas and consider obtaining “Mindspace” to the most sensitive to our overall success. Because we use artificial intelligence technology, the more data we can obtain, we believe additional potential findings of value can be made.

Heartworm Breath Test

The Heartworm Breath Test in development, to replace adult female heartworm antigen blood test, in dogs, consists of four components:

●	Breath Sampler – to collect shallow breath samples;

●	Breath Collection Kit – to store the breath sample during transportation to our laboratory facilities or a Veterinarian’s office;

●	VOCAM Gas Chromatographer – to process breath samples; and

●	Machine Learning Algorithm– to analyze the unique, breath spectral data from the Gas Chromatographer

Our Breath Sampler is used to collect shallow breath from dogs. It can be modified for other animals and if we replicate our approach successfully, agricultural applications patients. Breath samples collected with the Breath Sampler are processed using our licensed VOCAM gas chromatographer (the “Gas chromatographer”). The Gas chromatographer is a laboratory device used to process breath samples received from multiple collection points. We do not currently, we plan to build a laboratory.t We anticipate that we will engage existing labs in New Mexico and Oklahoma that have the capacity to meet the demand of forecasted sample collection for ongoing development and pre-commercialization activities. If the Breath Test receives appropriate industry credentials and gains wider market acceptance, we plan to, directly or with partners, build out a network of veterinary offices that function ss commercial laboratories in the U.S. and Canada to analyze collected breath samples.

Machine learning algorithms allow for periodic retraining of the underlying machine learning model which, we believe, will lead to future releases of the Breath Test with improved performance characteristics. Future releases of the machine learning algorithm may require additional clinical evaluation and regulatory submission and approval with the respective regulatory agencies prior to commercialization.

Our Heartworm Breath Test, including our Breath Collection Kit, Gas chromatographer and Machine Learning Algorithm, are each currently under development.

Key Features and Benefits: Our breath collection devices are able to work with shallow breathing patterns that animals tend to have in veterinary settings, and we have designed our scans to identify conditions that progress in response to medication, helping to reduce cost through disease management.

Breath testing is accessible. Our portable Breath Sampler makes it possible to offer breath testing in veterinary settings.

Breath testing is non-invasive. Our Breath Test is non-invasive and is being developed so that the effort required to provide a breath sample is comparable to normal animal breathing with minimal anxiety to the testing subject.

Constantly Learning: Our breath analytics and chromatography technologies produce results that are stored electronically. They are able to be mined by researchers and accessed by artificial intelligence technologies seeking new patterns to improve testing and scanning performance. Or artificial intelligence software is cloud based and updates as data accumulates.

Multi-Measuring Sensors:

Non-essential Data: Users will be able to monitor nonessential data from a connected software program. By providing at-a-glance insight, veterinarians and other users potentially may also become able to recommend improvements in diet, care, and quality of life.

Inter-operability: We intend to allow our cloud-based technology to integrate with other popular platforms.

Cost-Saving Benefits: It is our goal to allow our products to allow customers to conserve money with our breath analysis technology, but to also provide faster and more efficient results than any product on the market currently.

Our History

We were incorporated in Delaware on September 15, 2020 and are the surviving corporate entity of a Delaware holding company reorganization from a predecessor corporation, Alexandria Advantage Warranty Company, formerly a Colorado corporation, which was merged into a subsidiary and thereupon divested.

Our company was conceived to create the technology that uses animal breath as the analytical medium for disease analysis.

Our management has proven credentials in the relevant spaces of commercializing genetic testing technologies, product development and operations from areas ranging from electronics, computer chip marketing, telecommunications and data, electronics equipment sales and manufacturing, and food and beverage, among other skills. Several of the thirty plus product launches in our management’s history were highly novel, and 3 of those products became industry leaders,

On August 18, 2023, the Company entered into a Patent and Know-How License Agreement (the “License Agreement”) with Defiant Technologies Inc. (“Defiant”). Pursuant to the License Agreement, among other things, Defiant granted the Company a nontransferable, non-sublicensable, exclusive right and license to certain patents and know-how relating to animal testing and all commercial applications related to the animal market on a global basis (“Patent Rights”, “Know-How”, and “Materials”, respectively) to manufacture, use, offer for sale, sell or import (“Licensed Products”) in the animal market worldwide. The license is exclusive (subject to certain exceptions and conditions) with respect to the Patent Rights and Materials and non-exclusive with respect to the Know-How.

As consideration for the license under the License Agreement, the Company has agreed to make an initial payment of $50,000, which is due 30 days from the effective date of the License Agreement (or, at Defiant’s discretion, $225,000 in a lump sum within 45 days from the effective date). Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of September 30, 2023, our last fiscal year.

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

Intellectual Property

We do not have any intellectual property at this time but do believe our operating model will yield property that will justify the cost of obtaining patents.

Employees

We presently have no full time executive, operational or clerical staff. Andrew Brown, our sole director and Chief Executive Officer, serves in a part time capacity as does two other paid contract personnel.

Since September 15, 2020 (Inception) we have operated with at times just one director and officer who provide services to us, and at other times two directors and officers, all on a part time basis. Below is a listing of each officer and Director and when they served.

On March 31, 2021, John Shepard was appointed to serve as Chairman of the Board of Directors and as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.

On November 3, 2021, John Shepard resigned as an executive officer and director of the Company. The resignation of Mr. Shepard was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices, or otherwise.

On January 4, 2022, Matthew Veal was engaged as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Veal resigned in August 2023 and was replaced by Andrew Brown who assumed all of his duties. Mr. Veal has continued to serve as a consultant for the Company.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers/or Directors and or employees.

Revenue

We have not recorded any revenue for the years ended September 30, 2023 and 2022, and through the date of this filing.

Factors Effecting Future Performance

For the years ended September 30, 2023 and 2022, the Company has generated no revenue and has made limited progress the Company’s business plan. Additional outside financing is required to fully implement our business plan. Based on the preceding two fiscal years, there can be no assurances that the Company will take any material steps to further its business plan during the coming fiscal year. If we are unable to obtain financing, we will be unable to implement our business plan.

Vikki Cook, who is the controlling officer of one of our shareholders, David A. B. Brown and Jeffrey Conley, two other shareholders have informally agreed to advance funds “on a need be basis” to allow us to pay for filing fees, and professional fees that we may incur. Our business operations cannot progress further without additional financing, and these shareholders may not be willing to provide it to us. In the event that we cannot raise the capital we seek, we may be forced to halt or suspend our proposed marketing and business activities and our application, and third party application development services may not have the capability to begin generating profits which could result in a loss of all or part of your investment in our company.

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

Our plan of operation is to obtain debt or equity financing to meet our ongoing operating expenses and attempt to develop our operations and related opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of our operations can successfully be developed to their full potential that any stockholder will realize any return on their shares after such a transaction has been completed. Any current transaction contemplated by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

There are many established venture capital and financial concerns that may be developing alternatives that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this annual report, in evaluating our business and us.

There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after our business plan has been implemented.

RISKS RELATED TO OUR COMPANY

WE HAVE A SHARHOLDERS’ DEFICIT AND ANTICIPATE FUTURE LOSSES

As of September 30, 2023, we had a stockholders’ deficit of approximately $363,953.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2023, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

Our principal shareholders own approximately 75% of our outstanding common stock. As a result, they effectively control all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2023 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

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

WE ARE DEPENDENT ON THE EFFORTS OF OUR MANAGEMENT TEAM TO CONTINUE OUR OPERATIONS.

The Company’s future success depends in part on the continued services of its sole officer and Director Andrew Brown. The loss of the services of one or more key personnel could have a material adverse effect upon the Company’s operations. The Company’s success also depends on its ability to attract and retain qualified personnel. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

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

THE COMPANY HAS HAD DELAYS IMPLEMENTING ITS BUSINESS PLAN OVER THE COURSE OF THE FISCAL YEAR ENDED SEPTEMBER 30, 2023 AND HAS NOT FULLY IMPLEMENTED A DEFINITIVE TIMELINE IN PLACE FOR THE FURTHERANCE IF ANY COMPANY ENDEAVORS.

The business plan and operations of the Company have been delayed over the course of the fiscal year ended September 30, 2023 and we expect further delays in implementing our plan for when we will further our operations. As such, it is possible that we may not meet all, or any, of the goals we have outlined in our business plan. In the event that we cannot develop the means to progress our business plan, it is possible that we may eventually cease all Company activity.

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

OUR SOLE OFFICER AND DIRECTOR MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED IN OUR FAVOR.

Because our sole Officer and Director serves other outside positions, he is only able to focus on advancing our business operations part time. He currently devotes between 10 and 25 hours per week in regard to our operations. It should be noted however, that the amount of time that Officers and Director’s may allocate to our business activities may increase or decrease in the future. Our director has other business interests to which he devotes his attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. We cannot accurately predict, however, if this will occur for certain or what exact events will cause our Officers and Directors to allocate more time or less time to our operations. Certain conflicts of interest may exist between our director and us.

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

The Company generated no revenue during the year ended September 30, 2023, and as a result the Company does not have sufficient funds to cover its operating expenses. Management plans to fund operating expenses from various, however management has no guarantee it can or obligation to do so. There is no assurance that management’s plan will be successful.

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

Our common stock currently trades on the OTC expert market. However, that stock has traded in very limited quantities in the past. We believe a significant factor in the limited market is our limited capitalization and liquidity, results of operation and the characterization of our stock as a “penny stock.” We hope to remedy our financial condition and results of operation in the future. This, in turn, may assist us in obtaining listing of our stock on higher status exchange listings. However, there is no assurance that any of these objectives will be met or that the market will ever increase to a point where investors could sell their stock at a desirable price, should they desire to do so. There is no established public trading market for our securities. A regular trading market may not develop in our common stock or, if it does, it may not be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

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

OUR BUSINESS PLAN IS EXPECTED TO RESULT IN A REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING CAPITAL RAISES AND THE RESULTING DILUTION.

Our primary plan of operation is based upon a development of our business which, in all likelihood, would result in us issuing securities to raise capital. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held by our stockholders.

THE REGULATION OF PENNY STOCKS SUCH AS OURS BY THE SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the OTC PINK. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and must deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop the

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

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

The shares of our common stock may be thinly traded on the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

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

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON THE ISSUANCE OF ADDITIONAL SHARES.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

As of the date of this report we do not own or lease any properties. The Company’s executive office is located at 149 James Place, Maitland, FL. This office is furnished to the Company by its CEO at no charge. The facility in Maitland, FL is adequate for our operations at this time.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock trade on the OTC expert market and quotations for the common stock were traded on the OTC Markets under the symbol “AAWC.”, which was subsequently changed to “GIPL” Following the completion of the Holding Company Reorganization we have described above; we changed our trading symbol to “GIPL”.

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: GIPL) for each quarter for the years ended September 30, 2023 and 2022 were as follows:

	HIGH	LOW
Quarter Ended:

September 30, 2023	$1.05	$1.05
June 30, 2023	$1.05	$1.05
March 31, 2023	$1.05	$1.05
December 31, 2022	$1.56	$.99

September 30, 2022	$1.56	$1.56
June 30, 2022	$1.56	$0.10
March 31, 2022	$4.50	$1.00
December 31, 2021	$7.00	$2.50

Last Reported Price.

On August 8, 2024, the last reported bid price of our shares of common stock reported on the OTC Markets Expert Market was $0.0017 per share.

Record Holders.

There were 142 holders of record as of March 28, 2024. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

A total of 27,310,712 shares of common stock are currently outstanding on March 23, 2024.

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

Transfer Agent

Our transfer agent is Legacy Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, Texas, 75001. Their telephone number is (972) 612-4120.

Recent Sales of Unregistered Securities

Global Innovative Platforms, Inc. has not issued any securities since September 15, 2020 (Inception) through September 30, 2023.

On November 20, 2023, we issued 24,531,027 shares of common stock in consideration for $2,431 cash. We also issued 2,160,000 common shares in settlement of a $200,000 debenture owed to Jeffrey Conley, one of our shareholders.

On March 31, 2024, we issued 530,000 common shares to services including 200,000 common shares to Andrew Brown, our Chief Executive Officer and 200,000 common shares to Vikki Cook, who owns 26.4% of our company. We also issued 1,111 common shares for cash.

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

Our cash balance is $415 as of our fiscal year end of September 30, 2023. Our cash balance is not sufficient to fund our limited levels of operations for any period of time.

Our net loss for our fiscal year ended September 30, 2023 was $282,786 and was attributable to general and administrative expenses.

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

It should be noted that our plans for monetization and marketing of our application have been modified since our fiscal year ended September 30, 2022, but as of the fiscal year ended September 30, 2023, these plans have begun to be realized by licensing the technology we intend to use but we have yet to begin operations.

The Company was incorporated in Delaware on September 15, 2020, which was a result of a Delaware holding company reorganization from a predecessor corporation, Alexandria Advantage Warranty Company, formerly a Colorado corporation which was merged into a subsidiary and thereupon divested.

Summary of Financial and Operating Performance

	For the year ended September 30,	For the year ended September 30,
	2023	2022

Operating expenses	$282,786	$53,816
Net income (loss)	$(282,786)	$53,816
Net income (loss) per share (basic and diluted)	$(.46)	0.08

During the fiscal years ended September 30, 2023 and 2022, the Company had no revenues. Operating expenses incurred related primarily to personnel costs of officers, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

Results of Operations

	For the year ended September 30,
	2023	2022
Operating expenses:
Employment related costs	$214,639	$33,000
Professional fees	9,000	9,000
Public entity expenditures	7,305	11,696
Other operating expenses	51,842	120
Total operating expenses	282,786	53,816

Other income – disposal of segment	—	—
Net Income (Loss)	$(282,786)	$(53,816)

Significant items affecting net income (loss) other than time differential are noted below:

Professional Fees for fiscal 2023 did not change as compared to fiscal 2022.

Other operating expenses include license fees, investor relations, general office expenditures, and other miscellaneous costs. Costs also decreased in fiscal 2023 as compared to fiscal 2022 primarily due to costs incurred by those employed generally absorbed as part of their employment expense and our entering into the contract with Defiant Technologies.

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

As of September 30, 2023, the Company had cash of $415 and a working capital deficit of $363,953, compared to $47,757 in cash and a working capital deficit of $82,714 on September 30, 2022. The working capital deficits were the result of net losses.

Unless we successfully transform operations through our business plan, we expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $385,000 until September 30, 2024, due to licensing, operations, and the cost of being public. However, this may be revised based on changes that may occur from our ongoing operations.

The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing. These amounts may increase as we intensify the search for a transaction that will commence in an operation for the company going forward.

We currently have no further material funding commitments or arrangements for additional financing at this time and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty whether we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s-length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the year ended September 30, 2023, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

Year Ended
September 30, 2023

Net Cash Used in Operating Activities	$(234,793)
Net Cash Used in Investing Activities	—
Net Cash Provided by Financing Activities	187,451
Net Movement in Cash and Cash Equivalents	$(47,342)

Operating Activities

During the year ended September30, 2023 the company’s activities used $234,793 of cash would was the result of the net loss of $282,786 offset by a $2,007 decrease in payables and a $50,000 accrual under our licensing agreement.

Investing Activities

During the years ended September 30, 2023, the Company did not have any investing activities.

Financing Activities

During the year ended September 30, 2023, we received $185,904 by way of loan from three principal shareholders and $1,547 collected from stock subscriptions.

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

Cash Flow Considerations

The Company has historically relied upon shareholder financings, and to a lesser degree, debt financings, to satisfy its capital requirements and will continue to depend heavily upon equity capital to finance its activities. The Company may pursue debt financing in the medium term if it is able to procure such financing on terms more favorable than available equity financing; however, there can be no assurance the Company will be able to obtain any required financing in the future on acceptable terms.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended September 30, 2023 and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Debt Covenants

The Company’s related party agreements are informal, so the Company was in compliance with its lenders as of September 30, 2023. A deterioration of our relationship with our lenders would provide stress for greater capital, possibly on adverse terms for our shareholders.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2023 and 2022, we have no off-balance sheet arrangements.

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

Other

The Company has one class of shares, being Common Shares. It has 619,085 outstanding shares, with no share options, warrants, and convertible debt options outstanding as of September 30, 2023.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the years ended September 30, 2023 and, 2022 appear at the end of this statement on pages F-1 though F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer/ principal executive officer and is also our Chief Financial Officer / principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-k. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

As of September 30, 2023, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were ineffective as of the end of the fiscal year covered by this report due to the material weaknesses described below based on our evaluation:

(a) Inadequate segregation of duties and ineffective risk assessment

(b) Lack of effective oversight in the establishment and monitoring of required internal controls and procedures

(c) Lack of an audit committee

(d) Lack of well-established procedures to identify, approve and report related party transactions

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management is required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2023, our internal control over financial reporting was ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the years ended September 30, 2023 and 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of July 10, 2023:

Name	Age	Position	Since
Andrew Brown	47	Chief Executive Officer, Chief Financial Officer, Sole Officer, and Director	August 7, 2023

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

Chief Executive Officer and Sole Director Andrew Brown was the President and CEO of Doorstep Delivery, a restaurant delivery service, from 2007 to 2019 when it was acquired. Mr. Brown earned a Bachelor of Science degree from The University of Vermont. Mr. Brown’s business and management knowledge and executive leadership experience qualify him well to serve as a member of our Board. Mr. Brown is not related to any Officers or Directors of the Company. There are no related party transactions reportable under Item 5.02 of Form 8-K and Item 404(a) of Regulation S-K.

On August 7, 2023, Matthew Veal appointed Andrew Brown to the Board of Directors. Mr. Veal then resigned from the board, Mr. Brown then assumed the role of Chairman and CEO.

On January 4, 2023, Matthew Veal was engaged as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive compensation during the years ended September 30, 2023 and September 30, 2022, was as follows:

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of a year.

The table below reflects compensation paid both to executive officers and directors for the fiscal year ended September 30, 2023 and September 30, 2022.

Summary Compensation Table:

Name and principal position	Year ended September 30	Salary ($)	Bonus ($)	Stock Compensation ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Andrew Brown, Chief Executive Officer and Director	2023	—	22,000	—	—	—	—	—	$22,000
	2022	—	—	—	—	—	—	—	$—

Matthew Veal, Former Chief Financial Officer and Director	2023	—	13,850	—	—	—	—	—	$13,850
	2022	—	3,000	—	—	—	—	—	$3,000

John Shepard, Former Chief Executive Officer and Director	2023	—	—	—	—	—	—	—	$—
	2022	7,000	—	—	—	—	—	—	$7,000

Compensation of Directors

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

Name and Address of Beneficial Owner (5)	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Andrew Brown, Chief Executive Officer and Director (3)	6,682,574	24.5%	none	n/a	24.5%
All directors and officers as a group	6,682,574	24.5%	none	n/a	24.5%
Jeffrey Conley	3,020,189	11%	none	n/a	11%
David AB Brown (2)	3,682,800	12.5%	none	n/a	12.5%
Vikki C. Cook (4)	7,198,267	26.4%	none	n/a	26.4%

(1) Applicable percentage of ownership is based on 27,310,112 shares of common stock outstanding and 0 shares of Preferred Stock issued and outstanding on March 4, 2024. Percentage totals are calculated separately based on each class of capital stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 10, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 4, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Shares held by David A B Brown, Roth, 401(k) Profit Sharing Plan.

(3) Andrew Brown has voting and dispositive over the shares held by Money Tree Solutions, LLC.

(4) Shares held by Vikki Cook and Path-Guard Network, inc.

(5) Unless otherwise noted, the address of each shareholder is c/o Global Innovative Platforms Inc., 149 James Place, Maitland, FL 32751

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the years ended from September 30, 2023 and 2022 we paid compensation of $35,850 and $10,000 for our directors and officers.

The Company’s executive office is located at 149 James Place Maitland, FL 32751. This office is furnished to the Company by its CEO at no charge.

Related Party Loan

Three Shareholders advanced us $50,000, $50,000, and $1,115 for the year ended September 30, 2022 and an additional $50,000, $125,000, and $10,903 for the year ending September 30, 2023.

Stock Options

We currently do not have an incentive stock option plan, and no stock options were issued or outstanding during the years ending September 30, 2023 and 2022 nor as of the date of this filing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 30, 2020, we appointed M.S. Madhava Rao Mankal, as our independent auditor.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2023	2022
Audit fees	$9,000	$9,000
All other fees	—	—
Total	$9,000	$9,000

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

Exhibit Index

Copies of the following documents are included as exhibits to this registration statement.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20

3.2	Bylaws

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.20

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1*	Description of Securities

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2023.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

Global Innovative Platforms, Inc.
(Registrant)

Name:	Andrew Brown
Signature:	/s/ Andrew Brown
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name:	Andrew Brown
Signature:	/s/ Andrew Brown
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 15, 2024

GLOBAL INNOVATIVE PLATFORMS, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Global Innovative Platforms, Inc.

149 James Place

Orlando, FL 32751

Opinion on the financial statements

We audited the accompanying balance sheets of Global Innovative Platforms, Inc. (“the Company”) as of September 30, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $401,016 for the year ended September 30, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Note 5 to the financial statement, the Company has borrowed from related parties an amount $361,364 as of the date of September 30, 2023. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2020.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

August 15, 2024

GLOBAL INNOVATIVE PLATFORMS, INC.

BALANCE SHEETS

	September 30, 2023	September 30, 2022
Assets

Cash and cash equivalents	$415	$47,757
Total current assets	415	47,757

Total Assets	$415	$47,757

Liabilities
Current Liabilities
Accounts Payable	$3,004	$5,011
Loan Payable – Related Party	361,364	125,460
Total Current Liabilities	364,368	130,471

Total Liabilities	364,368	130,471

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 619,085 issued and outstanding	62	62
Additional Paid in Capital	35,454	35,454
Stock Subscriptions	1,547	—
Retained Earnings (Deficit)	(401,016)	(118,230)
Total Equity	(363,953)	(82,714)

TOTAL LIABILITIES & EQUITY	$415	$47,757

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED SEPTEMBER 30, 2023	FOR THE PERIOD ENDED SEPTEMBER 30, 2022

REVENUE	$—	$—

EXPENSES
General and administrative expenses	282,786	53,816

Total Expenses	282,786	53,816

OPERATING LOSS	(282,786)	(53,816)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(282,786)	(53,816)

TAXES	—	—

NET INCOME (LOSS)	$(282,786)	$(53,816)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.46)	$(0.08)

Weighted Average Common Shares Outstanding: Basic and Diluted	619,085	619,085

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares					Additional	Retained
	Shares		Amount		Stock Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at September 30, 2021	619,085	*	$62	*	$—	$35,454 *	$(64,414)	$(28,898)

Net profit (loss) for the period	—		—		—	—	(53,816)	(53,816)

Balance at September 30, 2022	619,085		$62		$—	$35,454	$(118,230)	$(82,714)

Balance at September 30, 2022	619,085		$62		$—	$35,454	$(118,230)	$(82,714)

Stock Subscriptions	—		—		1,547	—	—	1,547

Net loss for the period	—		—		—	—	(282,786)	(282,786)

Balance at September 30, 2023	619,085		$62		$1,547	$35,454	$(401,016)	$(363,953)

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CASH FLOW

	For the Year Ended September 30, 2023	For the Year Ended September 30, 2022

Cash Flow from Operating Activities:

Net Income	$(282,786)	$(53,816)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of subsidiary company	—	—
Noncash Expenses paid from Donated Capital	—	—
Changes in working capital items:
Accounts payable	(2,007)	196
Accruals – related party	50,000	—

Net Cash Used in Operating Activities	(234,793)	(53,620)

Net Cash Used in Investing Activities
	—	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances under loan payable - related party	185,904	101,115
Stock subscriptions	1,547	—

Net Cash Provided by Financing Activities	187,451	101,115

Net Change in Cash:	(47,342)	47,495

Beginning Cash:	$47,757	$262

Ending Cash:	$415	$47,757

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY’S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$288,511	$53,718
Net Cash Used in Investing Activities	$(1,000)	$(1,000)
Net Cash Provided by Financing Activities	$289,730	$102,279

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

History

We were originally named Canning Street Corporation having incorporated in Delaware on September 15, 2020. On September 10, 2022, the Company completed the process of changing its name to Global Innovative Platforms, Inc.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and had a shareholders’ deficit of $363,953 and $82,714 as of September 30, 2023 and 2022, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statement reflect the operations of Global Innovative Platforms, Inc., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, for the years ended September 30, 2023 and 2022. The Company has selected September 30 as its financial year end. The Company has not earned any revenue to date.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2023 and 2022, our cash balance was $415 and $47,757, respectively.

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

Fixed Assets

We owned no fixed assets as of September 30, 2023 or 2022.

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

The Company was not party to any lease transactions for the years ended September 30, 2023 and 2022.

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

During the years ended September 30, 2023 and 2022, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred for the years ended September 30, 2023 and 2022.

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

No potentially dilutive debt or equity instruments were issued or outstanding for the years ended September 30, 2023 and 2022.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCRUALS - RELATED PARTIES

During the year ended September 30, 2023 the Company entered into a contract (see note 8) with a party who has the right to obtain 638,532 shares. The contract obligated us to an upfront payment of $50,000.

NOTE 5. LOAN PAYABLE – RELATED PARTY

Three Shareholders advanced us $50,000, $50,000, and $1,115 for the year ended September 30, 2022 and an additional $50,000, $125,000, and $10,903 for the year ending September 30, 2023.

NOTE 6. INCOME TAXES

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

We did not provide any current or deferred US federal income tax provision or benefit for any for the years ended September 30, 2023 and 2022 as, after adjusting for the non-taxable gain on the sale of our subsidiary company, we incurred tax losses during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 30, 2023 and 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2023	2022

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2023	2022
Tax credit (expense) at statutory rate (26%)	$(73,524)	$(13,992)

Increase in valuation allowance	73,524	13,992
Net deferred tax assets	$—	$—

As of September 30, 2023 and 2022, the Company had a federal net operating loss carryforward of approximately $401,016 and $118,230.

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

The Company’s income tax returns for the years ended September 30, 2023 and 2022 are currently open to audit by federal and state jurisdictions.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended September 30, 2023 and 2022 and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2023 and 2022 and for the years ended September 30, 2023 and 2022, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization, and no shares of preferred stock were issued and outstanding during the years ended September 30, 2023 and 2022.

No series of preferred stock or rights for preferred stock had been designated at September 30, 2023 and September 30, 2022.

Common Stock

As of September 30, 2023 and September 30, 2022, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 split adjusted shares of common stock were issued and outstanding in our predecessor company with a reverse split adjusted total (see below) par value of $62 and negative balance of additional paid in capital totaling $(15,550).

As of September 30, 2023 and 2022, 619,085 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended September 30, 2023 and 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the year ended September 30, 2023 or for the year ended September 30, 2022.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements. Effective October 23, 2023, the Company entered into Subscription Agreements with various accredited investors pursuant to which the accredited investors purchased an aggregate of 24,531,027 shares of the Company’s common stock at a price per share of $0.0001 for an aggregate purchase price of $2,453. The closing occurred on October 23, 2023.

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