Form 10-Q
period 2023-12-31
Global Innovative Platforms Inc.
filed 2024-09-03
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 29, 2024 there were 27,841,223 shares issued and outstanding shares of the registrant’s common stock

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2023	2023
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$1,685	$415

Total Current Assets	1,685	415

Total Assets	$1,685	$415

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$11,837	$3,004

Loan Payable – Related Party	186,363	361,364

Total Current Liabilities	198,200	364,368

Total Liabilities	198,200	364,368

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 27,310,112 and 619,085 issued and outstanding	2,731	62
Stock Subscriptions	—	1,547
Additional Paid in Capital	251,238	35,454
Retained (Deficit) Earnings	(450,484)	(401,016)

Total Shareholders’ Deficit	(196,515)	(363,953)

Total Liabilities and Shareholders’ Deficit	$1,685	$415

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2023	FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

REVENUE	$—	$—

EXPENSES
General and administrative expenses	49,469	87,166

Total Expenses	49,469	87,166

OPERATING LOSS	(49,469)	(87,166)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(49,469)	(87,166)

TAXES	—	—

NET INCOME (LOSS)	$(49,469)	$(87,166)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.002)	$(0.14)

Weighted Average Common Shares Outstanding: Basic and Diluted	20,637,355	619,085

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Shares			Additional	Retained
	Shares	Amount	Stock Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at October 1, 2022	619,085	$62	$—	$35,454	$(118,230)	$(82,714)

Net profit (loss) for the period	—	—	—	—	(87,166)	(87,166)

Balance at December 31, 2022	619,085	$62	$—	$35,454	$(205,196)	$(169,880)

Balance at October 1, 2023	619,085	$62	$1,547	$35,454	$(401,016)	$(363,953)

Common Shares Issued for Stock Subscriptions	15,470,000	1,547	(1,547)	—	—	—
Common Stock issued for Conversion of Debentures	2,160,000	216	—	215,784	—	216,000
Common Stock issued for Cash	9,061,027	906	—	—	—	906
Net loss for the period	—	—	—	—	(49,469)	(49,469)

Balance at December 31, 2023	27,310,112	$2,731	$—	$251,238	$(450,484)	$(196,515)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2023	FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

Cash Flow from Operating Activities:

Net Loss	$(49,469)	$(87,166)
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	8,833	3,959
Debenture Interest	16,000	—

Net Cash Used in Operating Activities	(24,636)	(83,207)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances from related party converted to common stock	25,000	99,853
Cash paid for common stock	906	—
Net Cash Provided by Financing Activities	25,906	99,853

Net Change in Cash:	1,270	16,646

Beginning Cash:	$415	$47,757

Ending Cash:	$1,685	$64,403

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms Inc., a Delaware corporation, (“Global Innovative Platforms,” “Canning Street,” “the Company,” “We,” “Us” or “Our’) is a publicly quoted company in the business of measuring gas outflow in pets and agriculture for diagnosis treatment of illness. We are pursuing opportunities for growth and will seek capital in return for shares of our common stock to create value for our shareholders, although there is no guarantee that the Company will be able to successfully close such transactions.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $49,469 in the three months ended December 31, 2023, and had a shareholders’ deficit of $196,515 as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023, our cash balance was $1,685.

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

Fixed Assets

We owned no fixed assets as of December 31, 2023.

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

We were not party to any lease transactions during the three months ended December 31, 2023 or December 31, 2023.

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

During the three months ended December 31, 2023, or December 31, 2022, we did not recognize any revenue.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three months ended December 31, 2023, or December 31, 2022.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended December 31, 2023, or December 31, 2022.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. LOAN PAYABLE – RELATED PARTY

As of December 31, 2023 and September 30, 2023, we owed $100,000, $50,000, and $36,363 to principal shareholders (plus an additional $175,000 that was owed to a shareholder on September 30, 2023 but converted to common stock In November 2023) by way of loans to finance our working capital requirements.

The loans are unsecured, interest free and due on demand.

NOTE 5. INCOME TAXES

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended December 31, 2023, or December 31, 2022 as we incurred tax losses during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2023, or December 31, 2022 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Tax credit (expense) at statutory rate (26%)	$12,862	$22,663
Increase in valuation allowance	(12,862)	(22,663)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had a federal net operating loss carryforward of approximately $450,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

All of the Company’s income tax returns are currently open to audit by federal and state jurisdictions.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended December 31, 2023 or December 31, 2022 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time other than our Patent and License Know-How Agreement with Defiant Technologies, Inc. entered into on August 18, 2023.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended December 31, 2023 or as of September 30, 2023.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

No series of preferred stock or rights for preferred stock had been designated at December 31, 2023.

Common Stock

As of December 31, 2023, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 30, 2023, 619,085 shares of common stock were issued and outstanding.

26,691,027 shares of common stock were issued during the three months ended December 31, 2023.

Warrants

No warrants were issued or outstanding during the three months ended December 31, 2023 or 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended December 31, 2023 or 2022.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2023 and 2022 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

The Company’s plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and opportunities for growth in return for shares of our common stock to create value for our shareholders.

The Company will need substantial additional capital to support its budget. The Company has had no revenues. The Company has no committed source for any funds as of date hereof. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The Company intends to raise capital to finance its future operations. Any such transaction may increase the risk of loss to the investor under several scenarios. Readers are referred to our Form 10-Q filed for the quarter ended December 31, 2022, for a discussion of the results of operations for the three months ended December 31, 2022.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2023

Revenue

We recognized no revenue during the three months ended December 31, 2023, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended December 31, 2023, we incurred general and administrative expenses of $49,469 comprising of business consulting of $24,000, settlement costs of $16,000, public entity costs of $5,692 and professional fees of $3,150.

Operating Loss

During the three months ended December 31, 2023, we incurred an operating loss of $49,469 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended December 31, 2023, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended December 31, 2023, we incurred a loss before income taxes of $49,469 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended December 31, 2023 as we incurred a taxable loss in the period.

Net Loss

During the three months ended December 31, 2023, we incurred a net loss of $49,469 due to the factors discussed above.

LIQUIDITY

At December 31, 2023, we had total current assets of $1,685. At December 31, 2023, we had total liabilities of $198,200. Total liabilities included $11,837 in accounts payable, and $186,363 in loans payable by related parties.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to expand our opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to develop a profitable operation and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ending September 30, 2023, and the quarter ended December 31, 2023, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the three months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022

Net Cash Used in Operating Activities	$24,636	$$83,207
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	25,906	99,853

Net Movement in Cash and Cash Equivalents	$1,270	$16,646

Operating Activities

During the three months ended December 31, 2023, we incurred a net loss of $49,469 which after adjustments for an increase in accounts payable of $8,866 and noncash settlement expense of $16,000, resulting in net cash of $24,636 being used in operations.

Investing Activities

During the three months ended December 31, 2023, we had no investing activities.

Financing Activities

During the three months ended December 31, 2023, we had no financing activities other than $25,000 which was collected from the sale of a debenture and converted into common stock and $906 collected from the sale of common stock.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2023 and as of December 31, 2023, we had no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the three months ended December 31, 2023, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective October 23, 2023, the Company entered into Subscription Agreements with various accredited investors pursuant to which the accredited investors purchased an aggregate of 24,531,027 shares of the Company’s common stock at a price per share of $0.0001 for an aggregate purchase price of $2,453. The closing occurred on October 23, 2023. That same day we also issued 2,160,000 shares of common stock in conversion of a $216,000 debenture we owed to Jeffrey D. Conley, a related party. On July 12, 2024, the Company issued 530,000 shares of common stock for services at par value of $.0001 per share, including 200,000 shares of common stock to our Chief Executive Officer Andrew Brown and issued 1,111 shares of common stock at par in cash as correction of an administrative error.

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

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.2020 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.2020 (1)

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure (1)

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

10.3	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 18, 2023 (5)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2023.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: August 29, 2024	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)