Form 10-Q
period 2024-03-31
Global Innovative Platforms Inc.
filed 2024-09-05
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of September 4, 2024, there were 27,841,223 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
	2024	2023
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$596	$415

Total Current Assets	596	415

Total Assets	$596	$415

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$13,134	$3,004
Loan Payable – Related Party	187,863	361,364

Total Current Liabilities	200,997	364,368

Total Liabilities	200,997	364,368

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 27,310,112 and 619,085 issued and outstanding, at March 31, 2024 and September 30, 2023, respectively	2,731	62
Additional Paid in Capital	251,238	35,454
Stock Subscriptions	—	1,574
Retained (Deficit) Earnings	(454,371)	(401,016)

Total Shareholders’ Deficit	(200,402)	(363,953)

Total Liabilities and Shareholders’ Deficit	$596	$415

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE SIX MONTHS ENDED MARCH 31, 2024	FOR THE SIX MONTHS ENDED MARCH 31, 2023

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	3,887	68,870	53,355	156,036

Total Expenses	3,887	68,870	53,355	156,036

OPERATING LOSS	(3,887)	(68,870)	(53,355)	(156,036)

OTHER INCOME (EXPENSE)	—	—	—	—

Total Other Income (Expense)	—	—	—	—

INCOME (LOSS) BEFORE TAXES	(3,887)	(68,870)	(53,355)	(156,036)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(3,887)	$(68,870)	$(53,355)	$(156,036)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.000)	$(0.11)	$(0.002)	$(0.25)

Weighted Average Common Shares Outstanding: Basic and Diluted	27,310,112	619,085	23,955,502	619,085

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares			Additional	Retained
	Shares	Amount	Stock Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at October 1, 2022	619,085	$62	$—	$35,454	$(118,230)	$(82,714)

Net profit (loss) for the period	—	—	—	—	(156,036)	(156,036)

Balance at March 31, 2023	619,085	$62	$—	$35,454	$(274,266)	$(238,750)

Balance at October 1, 2023	619,085	$62	$1,547	$35,454	$(401,016)	$(363,953)

Common Shares Issued for Stock Subscriptions	15,470,000	1,547	(1,547)	—	—	—
Common Stock issued for Conversion of Debentures	2,160,000	216	—	215,784	—	216,000
Common Stock issued for Cash	9,061,027	906	—	—	—	906
Net loss for the period	—	—	—	—	(53,355)	(53,355)

Balance at March 31, 2024	27,310,112	$2,711	$—	$251,238	$(454,371)	$(200,402)

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31, 2024	FOR THE SIX MONTHS ENDED MARCH 31, 2023

Cash Flow from Operating Activities:

Net Loss	$(53,355)	$(156,036)
Adjustments to reconcile net loss to net cash used in operating activities	—	—

Changes in working capital items:
Accounts payable	10,130	1,187
Debenture Interest	16,000	—
Accruals – related party	—	10,053

Net Cash Used in Operating Activities	(27,225)	(144,796)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Related Party Advance	1,500	—
Issuance of Common Stock for Cash	25,906	100,000

Net Cash Provided by Financing Activities	27,406	100,000

Net Change in Cash:	181	(44,796)

Beginning Cash:	$415	$47,757

Ending Cash:	$596	$2,961

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms Inc., a Delaware corporation, (“Global Innovative Platforms,” “Canning Street,” “the Company,” “We”, “Us” or “Our’) is a publicly quoted company in the business of measuring gas outflow in pets and agriculture for diagnosis treatment of illness. We are pursuing opportunities for growth and will seek capital in return for shares of our common stock to create value for our shareholders, although there is no guarantee that the Company will be able to successfully close such transactions.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $53,355 in the six months ended March 31, 2024, and had a retained deficit of $454,371 as of March 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2024 and September 30, 2023, our cash balance was $596 and $415.

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

Fixed Assets

We owned no fixed assets as of March 31, 2024, or September 30, 2023.

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

We were not party to any lease transactions during the six months and the three months ended March 31, 2024 or March 31, 2023.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the during the six months and the three months ended March 31, 2024 and March 31, 2023, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six months and the three months ended March 31, 2024 and March 31, 2023.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended March 31, 2024 and 2023.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. LOAN PAYABLE - RELATED PARTY

As of March 31, 2024 and September 30, 2023, we owed $100,000, $50,000, and $36,363 to principal shareholders (plus an additional $175,000 that was owed to a shareholder on September 30,2023 but converted to common stock In November 2023) by way of loans to finance our working capital requirements.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended March 31, 2024 and 2023, as we incurred tax losses during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2023, as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	—	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Six Months Ended March 31, 2024	Six Months Ended March 31, 2023
Tax credit (expense) at statutory rate (26%)	$13,872	$40,569
Increase in valuation allowance	(13,872)	(40,569)
Net deferred tax assets	$—	$—

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

As of March 31, 2024, the Company had a federal net operating loss carryforward of approximately $454,371. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019, and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the years ended September 30, 2023, 2022 and 2021 and for the period from September 15, 2020 (Inception) to September 30, 2020, are currently open to audit by federal and state jurisdictions.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended March 31, 2024 and 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time other than our Patent and License Know-How Agreement with Defiant Technologies, Inc. entered into on August 18, 2023.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2024.

No series of preferred stock or rights for preferred stock had been designated on March 31, 2024.

Common Stock

As of March 31, 2024, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 30, 2023, 619,085 shares of common stock were issued and outstanding, and 26,691,027 shares of common stock were issued during the six months ended March 31, 2024.

 GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2024.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended March 31, 2024.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2023 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2024

Revenue

We recognized no revenue during the three months ended March 31, 2024, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended March 31, 2024, we incurred general and administrative expenses of $3,887, comprised of professional fees of $3,000 and administrative fees of $887.

Operating Loss

During the three months ended March 31, 2024, we incurred a net operating loss of $3,887 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three months ended March 31, 2024, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended March 31, 2024, we incurred a loss before income taxes of $3,887 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2024 as we incurred a taxable loss in the period.

Net Loss

During the three months ended March 31, 2024, we incurred a net loss of $3,887 due to the factors discussed above.

For the Six Months Ended March 31, 2024

Revenue

We recognized no revenue during the six months ended March 31, 2024, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six months ended March 31, 2024, we incurred general and administrative expenses of $53,355 comprising professional fees of $6,000, debenture settlement cost of $16,000 and administrative fees of $9,355. We incurred due diligence fees of $22,000.

Operating Loss

During the six months ended March 31, 2024, we incurred an operating loss of $53,355 due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the six months ended March 31, 2024, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the six months ended March 31, 2024, we incurred a loss before income taxes of $53,355 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended March 31, 2024, as we incurred a taxable loss in the period.

Net Loss

During the six months ended March 31, 2024, we incurred a net loss of $53,355 due to the factors discussed above.

LIQUIDITY

On March 31, 2024, we had total current assets of $596. On March 31, 2024 we had total liabilities of $200,997.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and, or equity financing to meet ongoing operating expenses. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to implement our operating plan and develop opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses.

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2024 and 2023, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the six months ended March 31, 2024 and 2023 were as follows:

	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023

Net Cash Used in Operating Activities	$27,225	$144,796
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	27,406	100,000

Net Movement in Cash and Cash Equivalents	$181	$(44,796)

Operating Activities

During the six months ended March 31, 2024, we incurred a net loss of $53,355 which after adjustments for an increase in accounts payable of 10,130 and debenture settlements from related parties of $16,000, resulted in net cash of $27,225 being used in operations.

Investing Activities

During the six months ended March 31, 2024, we had no investing activities.

Financing Activities

During the six months ended March 31, 2024, we had $27,386 in financing activities from $25,000 which was collected from the sale of a debenture and converted into common stock and $886 collected from the sale of common stock and $1,500 advanced from related parties.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2024, we have no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the six months ended March 31, 2024, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 4, 2022, Matthew Veal was elected as the Company’s sole director, Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

On August 7, 2024, Matthew Veal appointed Andrew Brown to the Board of Directors. Mr. Veal then resigned from the board, Mr. Brown then assumed the role of Chairman and CEO.

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

ITEM 5B. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2021.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 13, 2021.

(4) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 21, 2023.

(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 23, 2023.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: September 4, 2024	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)