Form 10-K
period 2024-09-30
Global Innovative Platforms Inc.
filed 2024-12-30
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of September 30, 2024, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $205,200 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s first fiscal quarter of year ending September 30, 2024 of $.10 per share.

As of December 9, 2024, there were 36,245,491 shares of common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan,” “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends,” “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, “Global Innovative Platforms,” the “Company,’ ‘‘we,’ ‘‘us,’’ and ‘‘our,’’ refer to Global Innovative Platforms, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’ refers to our fiscal year ending September 30th. Unless otherwise indicated, the term ‘common stock’ refers to shares of the Company’s common stock.

TABLE OF CONTENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

i

PART I

ITEM 1. BUSINESS.

Global Innovative Platforms Inc. f/k/a Canning Street Corporation, a Delaware corporation, (“Global Innovative Platforms”,” Canning Street,” the “Company”, “we,” “us” or “our”) is engaged in the business of testing breath to detect and assist in the treatment of disease.

Our Current Business

Global Innovative Platforms is focused on advancing animal health through breath analysis and air quality technology. We develop non-invasive diagnostic tools for detecting diseases, assessing treatment effectiveness, and monitoring potentially toxic environmental and food conditions. Our proprietary technologies, “VOCAM Plus” and the “FROG,” utilize advanced gas chromatography and A.I. software to provide rapid and accurate breath and air analysis. The Company's mission is to revolutionize early detection of a wide array of animal related abnormalities. Applications range from disease and treatment effectiveness to potentially toxic environmental and food conditions. Early detection can save lives, money, and resources.

Overview

Advancements in technology have opened up numerous opportunities in the area of detecting and analyzing gasses for health related information. Various tests and devices have been developed over the years that monitor air quality and assist in the diagnosis and treatment of disease. Many diseases and conditions leave indications of their presence in the form of Volatile Organic Compounds (VOCs) that occur in various patterns we call breath prints. Equipment has evolved to capture these prints and new Machine Learning technologies (Artificial Intelligence) are able to detect such patterns using sampling. The mere existence of the VOC is of some value, but other factors such as timing, combinations with other VOCs and quantities of VOCs are also of importance. We are a medical technology company focused on applying these advancements in animals and agriculture. We have identified several opportunities. We are prioritizing the development of a breath test to detect heartworm in dogs. We believe the same test can also be utilized to identify response to therapy. Additionally, we will be researching the ability to identify potentially toxic environmental conditions for a multitude of animals. We believe the technology can also be used to identify toxic food conditions.

The current leading heartworm test, antigen detection with a blood sample, requires the heartworm itself to be approximately six months old in order to be detected. Breath analytics involves the collection, processing, and analysis of breath samples to identify biomarker patterns associated with heartworm and ultimately a full panel of diseases in dogs (including other agricultural applications as well). One potential major benefit is that the test can detect heartworm at earlier stages of its life rather than full maturity, thus the 6-month requirement is substantially lessened, blood collection is no longer required, the population of non-detected cases may be decreased, and the suffering of animals may be reduced. Currently, it is estimated that 50-60% of dogs in the U.S. are on heartworm preventives (AHS)

Our Vision: A new paradigm for early detection of diseases that saves and improves quality of life.

Our Mission: To revolutionize early detection of a wide array of animal related abnormalities ranging from disease to potentially toxic environmental and food conditions.

Our Focus: Our initial priority will be to develop a breath test to detect early-stage and mature heartworm infections in dogs.

We believe breath analytics is an accessible, non-invasive, and convenient method for detecting disease. The device we use for breath testing is called a VOCAM plus (Volatile Organic Chemical Air Monitor) device. Our “VOCAM” technology consists of two components; one which we are developing to collect the samples, and a second component to process, and analyze breath samples effectively and efficiently that indicate multiple volatile organic compounds (VOC) on a single reading to measure a variety of potential threats, including our initial focus on the heartworm market.

We believe analysis of feed, water, soil, and air samples are other methods of detecting animal abnormalities. The device utilized for these types of samples is called the FROG. The FROG utilizes similar technology as the VOCAM Plus, however it also includes a collection wand, to collect samples, eliminating the need for an external water, soil, feed, or air collection device.

We have licensed the VOCAM plus and FROG device for use in all animal and agricultural applications. Both devices are in production from supplier and can perform our testing in a cost-effective manner.

Regarding the breath test, we connect the breath sample to be analyzed by our VOCAM Plus unit where the artificial intelligence software processes the results and displays them on a smart device. The process takes about 10 minutes. We believe we will be able to isolate a breath print for heartworm that can be identified in all dogs for use in a test that outperforms traditional blood-based testing in a cost-effective manner. Our strategy is not focused on commercializing the components individually. Rather, the initial focus is on commercializing the combination of the two components, which is the Heartworm Breath Test. The VOCAM Plus unit is sophisticated enough to read Parts Per Trillion in provided samples.

The FROG unit operates with similar functionality and is well suited for feed, water, soil, and air samples which would go directly through the included collection wand. We believe this would be the proper tool to utilize for analysis of mold on feed for example.

Global Innovative Platforms is in the development stage of our Heartworm Breath Test. Over the next several months we have verification and validation studies planned for the components and the Heartworm Breath Test. We are currently initiating a proof-of-concept study. Highlights to date of the proof-of-concept study are below:

We have identified the VOCs we believe will successfully indicate the presence of heartworms in dogs. We were able to identify with a small sample size to identify a breathprint for the presence of heartworm in dogs without any false positives. We cannot guarantee that additional equipment may not be needed to achieve statistical significance in our findings.

We also believe our process will identify the presence of mold on food and related mycotoxins in a basis that outperforms and is quicker than current industry standards on an economical basis.

Data analysis will follow. We anticipate the completion (note that revisions will potentially be made based on data we obtain from use over time) of the components, the Heartworm Breath Test, and the verification and validation studies in 2025 that will be acceptable to begin commercialization.

We have similar plans for mold on food and related mycotoxins.

The verification and validation studies for mold on food and related mycotoxins may prove to be less expensive than those for the presence of heartworm in dogs while representing bigger opportunities for our Company, however, it is premature to make an assessment at this time. For instance, we have not confirmed if our tests detect antibodies or the actual condition itself, which may affect our ability to detect conditions at an earlier stage than current standards.

There is no guarantee that we will meet these development milestones or achieve market acceptance.

As the Heartworm Breath Test is based on novel technology, enhanced with machine learning techniques, there is insufficient information to provide reasonable assurance of its safety and effectiveness. We believe that the Heartworm Breath Test may be of substantial importance in preventing impairment of health through the diagnosis of a life-threatening disease for dogs. However, there is a potential risk of injury should a heartworm go undetected based on an incorrect result with the Heartworm Breath Test.

We believe that the Heartworm Breath Test will bring forth a novel and differentiated tool that will assist veterinarians in identifying infected dogs and monitoring dogs undergoing treatment for infection. Breath testing could save time, costs, and lives through the early and/or non-invasive detection of infection. Our projected timing to market with an upgrade and highly sensitive technology places us in a strong position relative to our competitors in the breath analytics space.

The market size for heartworm testing is significant. Based on the data from the Companion Animal Parasite Council and Virginia Tech University, there are approximately 10 million dogs in the U.S. tested for heartworm annually at a cost of $30 to $50 per test, with most of these dogs being pets. Approximately one percent of dogs tested are found positive. Despite availability of numerous products indicated to prevent heartworm, the percentage of positive dogs has been consistently growing in recent years. Some dogs need to be tested multiple times per year.

We are a corporation existing under the laws of Delaware. Our corporate office, located in Maitland, Florida, are responsible for establishing strategic partnerships and expanding sales and marketing efforts in the U.S. market, with potential for expansion into other opportunities at a later date.

Background on Heartworm

Heartworm is prevalent in the southeastern U.S. and globally and continues to expand its endemic range.  Despite most U.S. cases being in the southeast, testing is done nationwide due to the disease’s dire consequences. Approximately 10 million dogs in the US alone are tested annually, and some are tested multiple times. Approximately one hundred thousand dogs in the U.S. will be diagnosed with heartworm per year. The American Heartworm Society is the leading industry group and we plan to collaborate closely with them through consultants that we have engaged. This number has been consistently increasing in recent years. The global challenges with heartworm could significantly exceed those in the U.S.

It has not, however, been determined whether testing based on biomarker profiles, including our Heartworm Breath Test, will accurately distinguish heartworm in a commercially viable manner on a large scale.

We believe the results of the Heartworm Breath Test will revolutionize heartworm detection. Currently, all dogs are advised to undergo confirmatory testing if the initial Antigen testing is positive. We do not plan to recommend this be changed; however, the data will be available for the American Heartworm Society to consider. We hope the results of our breath test will allow for earlier, less invasive, more accurate, and efficient diagnosis to allow for appropriate treatment of dogs. There is no guarantee that dogs tested with the Heartworm Breath Test will not receive an incorrect result, such as a false negative, which could potentially lead to delayed clinical intervention.

Our Solution

We are developing the Breath Test focused on detecting heartworm in dogs with the added benefits of earlier detection, non-invasive sampling process, and the ability to monitor response to treatment for infected dogs.

We are developing a proprietary end-to-end breath and air analytics platform. The intended use of our platform is to enable breath testing for the detection of infection, monitor response to therapy, and identify potentially toxic environmental and food conditions for many types of animals. We have identified four concepts which we believe can yield highly successful products, but we are prioritizing heartworm testing in dogs because it has the simplest path of adoption. We believe this platform will be able to detect heartworms via the analysis of breath beyond the current population of patents for heartworm testing. Additionally, we believe it will have applications in food safety, address environmental concerns, as well as other diseases and testing efficacy of treatment. When compared with other disease detection methods, breath analytics may have many advantages including its non-invasive and accessible nature. Additionally, if our development efforts are successful, we believe that breath collection could be facilitated by a non-skilled employee and with minimal instruction. We envision the test could be accessible to populations in need today and in the future. The units are compact in size making both units extremely transportable. We utilize an “off the shelf” artificial intelligence software to analyze our data and are confident that it will be reliable for our purpose.

The parameters we are sensitive to are competition, regulation, technological advancement, and reaching the “Mindspace” of the customer. We believe we can be successful in all areas and consider obtaining “Mindspace” to be the most sensitive to our overall success. Due to the nature of artificial intelligence technology; the more data we can obtain, we believe additional potential findings of value can be made.

Heartworm Breath Test

The Heartworm Breath Test in development consists of four components:

●	Breath Collection Device – to collect shallow breath samples;

●	Breath Sample Storage Container – to store the breath sample and for transportation to a laboratory or animal healthcare facility;

●	VOCAM Plus Gas Chromatograph – to process breath samples; and

●	Machine Learning Algorithm– to analyze the unique, breath spectral data from the Gas Chromatograph

Our Breath Capture Device is used to collect shallow breath from dogs. It can be modified to fit different muzzle sizes and animals. If we replicate our approach successfully, it could be customized for other agricultural applications. Breath samples collected with the Breath Capture Device are processed using our licensed VOCAM Plus gas chromatograph (the “Gas chromatograph”). The Gas chromatograph is a laboratory device used to process breath samples received from multiple collection points. We do not currently plan to build an exclusive laboratory. We anticipate that we will engage existing labs in New Mexico and Oklahoma that have the capacity to meet the demand of forecasted sample collection for ongoing development and pre-commercialization activities. If the Breath Test receives appropriate industry credentials and gains wider market acceptance; we plan to, directly or with partners, create a network of offices that function as commercial laboratories in the U.S. and Canada to analyze collected breath samples. Units may be placed at animal healthcare facilities and charged on a per use basis through cloud technology. Once multiple disease breath prints are available; the Veterinarian, or user, could use the information for additional diagnostic information.

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

Our Heartworm Breath Test, including our Breath Collection Kit, is currently under development. The VOCAM Plus is already in production and has been tested successfully. The A.I. software is complete and commercially available.

Key Features and Benefits: Our breath collection devices are able to work with shallow breathing patterns that animals tend to have in veterinary settings. The system has been designed to be quantitative in nature in order to identify conditions that progress in response to medications or other treatment, helping to reduce cost through disease management.

Breath testing is non-invasive. Our Breath Test is non-invasive and is being developed so that the effort required to provide a breath sample is comparable to normal animal breathing with minimal anxiety to the testing subject.

Constantly Learning A.I. Software: Our breath analytics and gas chromatography technology produce results that are stored electronically. They are able to be mined by researchers and accessed by artificial intelligence technologies seeking new patterns to improve testing and scanning performance. Our artificial intelligence software is cloud based and updates as data accumulates.

Multi-Measuring Sensors:

Non-essential Data: Users will be able to monitor nonessential data from a connected software program. By providing at-a-glance insight, veterinarians and other users, potentially, may also become able to recommend improvements in diet, care, and quality of life.

Interoperability: We intend to allow our cloud-based technology to integrate with other popular platforms. The VOCAM Plus and FROG have the ability to connect to a smart device.

Cost-Saving Benefits: It is our goal for our products to allow customers to not only conserve money with our breath analysis technology, but to also provide faster and more efficient results than any product on the market. Our goal is to also potentially save on treatment through early detection of multiple diseases.

Competition

We are not aware of any other significant company working on animal breath and air analytics.

Currently, the three most popular Heartworm tests on the market are available through Idexx, Antech, and Zoetis. These animal health diagnostic companies provide antigen testing opportunities to the veterinary community centered on collection and testing of a blood sample. The sample can be processed one of two ways; utilized on an in-clinic test for detection of heartworm antigen or sent to the reference lab facility for the same or a similar test centered on detecting antigen in the blood sample. There is not a test on the market that performs with 100% sensitivity and 100% specificity, leaving room for improvement in the test performance arena. Furthermore, current tests rely on the age of the heartworms to be 6 months following the initial infection. This delay in being able to reliably detect heartworm infection creates issues for the veterinarian, the pet owner, and the pet itself. Irreversible damage occurs to the dog’s vessels as soon as heartworms are present in the bloodstream, which occurs before antigen-based tests can detect the infection. Additionally, the frustrations to the vet and the pet owner to have to wait a period of 6 months following adoption or a lapse in compliant use of heartworm preventative to reliably know if the pet does or does not have heartworm begs for improvements as well.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

1.	Earlier Detection of each abnormality. Currently Heartworm, for example, typically cannot be detected in dogs with an infection present for less than six months. We anticipate being able to identify Heartworm presence at earlier stages due to the nature of our test. Additionally, we anticipate identifying toxic environments and toxic food conditions at their earliest onset, combined with automatic notifications to the user for problem alerts.

2.	The quantitative nature of the breath technology allows for the ability to monitor the response to prescribed treatments.

3.	Non-invasive. Our processes utilize breath and air, not needles.

4.	Constantly improving Artificial Intelligence software. Over time it will get even more accurate and be able to expand into multiple abnormalities with a single sample.

5.	More cost effective than alternatives.

6.	Potentially combined to test for a myriad of disease from a single sample.

As a start-up company in the animal healthcare testing industry, we will be at a disadvantage to other more established and better capitalized companies that we are in competition with.

Compliance with Government Regulation

We are not aware of any pending or probable regulations that would have an impact upon our operations.

The Company’s current lab operations in Florida are not subject to OSHA regulations or regulations governing the handling or disposing of medical waste. There are currently no specific OSHA standards for veterinary testing, however the labs follow best practices including:

(a)	having a lab space that is clean and orderly and in good repair, with regard to normal fabrication procedures;

(b)	All waste materials properly disposed of at the end of each day;

(c)	Maintaining on the laboratory premises a copy of the laboratory registration so it is readily available for inspection by Department personnel;

(d)	Maintaining on the laboratory premises a written policy and procedure document on sanitation. Said policy shall include, but not necessarily be limited to: Intake and disinfection procedure for each appliance, impression, bite, or other material posing a possible contamination risk received by the laboratory.

Employees

We presently have one full-time executive. Andrew Brown, our sole director and Chief Executive Officer, serves in a full-time capacity. Primarily, we use the services of subcontractors and consultants for specific aspects of our business operations. These areas cover legal, clerical, product specialist, industry consulting firm, operational consultants, and relationship consultants. We do expect material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

Board of Advisors:

Lindsay Starkey, DVM, PhD, Diplomate ACVM-Parasit

Dr. Starkey is an Associate Professor at Oklahoma State University’s College of Veterinary Medicine.

She completed both her DVM (2011) and PhD (2015) in Veterinary Biomedical Sciences at Oklahoma State University where her graduate research focused on several vector-borne infections of dogs.

She is a diplomate of the American College of Veterinary Microbiology, Parasitology sub-specialty, completing her residency training through the National Center for Veterinary Parasitology at Oklahoma State University in 2015.

She is involved in teaching, various research projects involving vectors and vector-borne pathogens, diagnostic parasitology, and parasite consultation and outreach. She currently serves as a co-director for the National Center for Veterinary Parasitology, editor and board member for the American Heartworm Society, and vice president of the American Association of Veterinary Parasitologists.

Rob Tavzel

Rob attended the University of New Mexico for his undergraduate degree in pre-law political science prior to receiving a commission as an Infantry Officer in the United States Marine Corps.

He served nine years in the Marines with combat deployments to Iraq and Afghanistan. His last duty was as an Acquisition Officer where he was responsible for development and purchasing of cutting-edge technology for the Marine Corps.

He later received his Master of Business Administration degree and subsequently a Master of Technology Management degree from the University of Maryland. He is currently enrolled as a doctoral candidate pursuing a PhD in Business with a focus on commercialization of intellectual property.

Rob has pursued a number of military, healthcare, and industrial technology projects since leaving the military. The most recent project is a partnership with the Dana Farber Cancer Institute and the greater Harvard Medical Institution to study the efficacy of breath testing to diagnose lung cancer in humans.

David A. B. Brown

David attended McGill University where he received an undergraduate and graduate degree in Accounting.

In 1970, he graduated with Distinction from the Harvard Business School and joined The Boston Consulting Group.

Braxton Associates was formed in 1979 by alumni of BCG, Bain & Co, and Arthur D Little, Inc. Braxton was a strategy firm and David and the six other partners sold it to Deloitte in 1984.

While the six partners went to Deloitte, David formed The Windsor Group, Inc; a strategy consulting firm focused on the upstream end of the energy business that he had experienced in Brazil. This culminated in his being elected Chairman and CEO of Layne Christensen, which drilled the rescue hole for the Chilean miners in 2010, and chairman of the board of Pride International, the largest deep water driller that provided the equipment to cap the Deep Water Horizon disaster in the Gulf of Mexico.

In 1984, David joined his first public company board of directors. Since then he has been elected chair of the audit committee of more than a dozen public companies, including members of the Fortune 500.

Bruce L. Truman

Bruce is a leading figure in the pet healthcare industry, specializing in emerging technologies. His company, BLT Technology & Innovation Group, Inc., advises early-stage and expanding companies in the companion animal market, providing strategic partnerships and guidance.

Bruce has worked with companies such as Basepaws (feline genetics, acquired by Zoetis), Embark (canine genetics), and Mars Kinship. He is a founding board member of the Veterinary Virtual Care Association (VVCA) and a past president of VetPartners.org. He also advises on various SaaS solutions in the animal care space.

We will be adding additional Advisors in the upcoming year.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of September 30, 2024, our last fiscal year.

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

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

●	Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal control

●	Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

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

Revenue

We have not recorded any revenue for the years ended September 30, 2024 and 2023, and through the date of this filing.

Factors Effecting Future Performance

For the years ended September 30, 2024 and 2023, the Company has generated no revenue and has made limited progress executing the Company’s business plan. Additional outside financing is required to fully implement our business plan. Based on the preceding two fiscal years, there can be no assurances that the Company will take any material steps to further its business plan during the coming fiscal year. If we are unable to obtain financing, we will be unable to implement our business plan.

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

RISKS RELATED TO OUR COMPANY

WE HAVE A SHARHOLDERS’ DEFICIT AND ANTICIPATE FUTURE LOSSES

As of September 30, 2024, we had a stockholders’ deficit of approximately $33,138.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. As a result, we may not have sufficient funds to grow our operations. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR COMPANY HAS A LIMITED OPERATNG HISTORY AND AN EVOLVING BUSINESS MODEL WHICH RAISES DOUBT ABOUT OUR ABILITY TO ACHIEVE PROFITABILITY OR OBTAIN FINANCING

Our company only has a couple of years of operating history. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations and we have a limited history of performance, earnings, and success. There can be no assurance that we will achieve profitability or obtain future financing.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2024 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024:

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

IF WE ARE UNABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND STOCK PRICE

Our success depends in large part on the continued services of our sole executive officer and third-party relationships. We currently do not have key person insurance on these individuals. The loss of these people, especially without advance notice, could have a material adverse impact on our results of operations and our stock price. It is also very important that we be able to attract and retain highly skilled personnel. Competition for qualified personnel can be intense, and there are a limited number of people with the requisite knowledge and experience. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.

WE CANNOT ASSURE YOU THAT WE WILL HAVE THE RESOURCES TO REPAY ALL OF OUR LIABILITIES IN THE FUTURE

We have liabilities and may in the future have other liabilities to affiliated or unaffiliated lenders. These liabilities represent fixed costs, which are required to be paid regardless of the level of business or profitability experienced by us. We cannot assure that we will not incur debt in the future, that we will have sufficient funds to repay our indebtedness or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We may utilize purchase order financing from third party lenders when we are supplying or distributing consumer goods, which increases our costs and the risks that we may incur a default, which would harm its business reputation and financial condition. We cannot assure you that we will be able to pay all of our liabilities, or that we will not experience a default on our indebtedness.

THERE IS NO ASSURANCE THAT BREATH ANALYSIS IN GENERAL WILL ACHIEVE RESULTS BETTER THAN EXISTING TESTS, INCLUDING HEARTWORM

Through all the testing and research to date, it is still unclear if the VOCs that matter for a certain test (breath, environment, etc.) are wholly present on all samples tested or not. Breath analysis in general may not achieve widespread adoption for any of its potential applications, including ours.

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

THE COMPANY HAS HAD DELAYS IMPLEMENTING ITS BUSINESS PLAN OVER THE COURSE OF THE FISCAL YEAR ENDED SEPTEMBER 30, 2024 AND HAS NOT FULLY IMPLEMENTED A DEFINITIVE TIMELINE IN PLACE FOR THE FURTHERANCE IF ANY COMPANY ENDEAVORS.

The business plan and operations of the Company have been delayed over the course of the fiscal year ended September 30, 2024 and we expect further delays in implementing our plan for when we will further our operations. As such, it is possible that we may not meet all, or any, of the goals we have outlined in our business plan. In the event that we cannot develop the means to progress our business plan, it is possible that we may eventually cease all Company activity.

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

The Company generated no revenue during the year ended September 30, 2024, and as a result the Company does not have sufficient funds to cover its operating expenses. Management plans to fund operating expenses from various, however management has no guarantee it can or obligation to do so. There is no assurance that management’s plan will be successful.

RISKS RELATED TO OUR SECURITIES AND SECURITIES COMPLIANCE

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

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON THE ISSUANCE OF ADDITIONAL SHARES.

We may issue further shares as consideration for the cash, assets, or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

At this time, the Company does not have formal processes in place for assessing, identifying, and managing material risks from cybersecurity threats. Our approach to cybersecurity is currently informal and primarily reactive, involving basic security measures such as:

●	Basic Security Software: We use standard antivirus and anti-malware software for protection against common threats.
●	Password Policies: Simple password policies are in place to protect access to our systems.

However, we recognize the importance of cybersecurity and are in the process of developing more robust strategies. We plan to:

●	Develop a Cybersecurity Framework: Establish a formal risk assessment process to identify vulnerabilities.
●	Engage Cybersecurity Expertise: Consider hiring or consulting with cybersecurity professionals to guide our strategy.
●	Implement Training: Begin employee training on cybersecurity awareness to prevent common threats like phishing.

We acknowledge that the absence of comprehensive cybersecurity processes could potentially expose the company to risks, which might materially affect our operations, financial condition, or strategic decisions in the future. We are committed to improving our cybersecurity posture as our resources allow.

Governance

●	Board Oversight: Currently, our sole director does not have a formal structure for overseeing cybersecurity risks. We plan to review this oversight in the near future to ensure appropriate governance is established.
●	Management's Role: Day-to-day management of cybersecurity is handled by our IT staff, who do not have specialized training in cybersecurity. We are considering enhancing this role or outsourcing to professionals with specific cybersecurity expertise.
●	Expertise: Our current management and Board do not have in-depth cybersecurity expertise. We are considering educational opportunities or consulting to address this gap.

Material Effect from Cybersecurity Threats

To date, no known cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, due to our limited cybersecurity measures, we acknowledge that our company could be at higher risk of material impact from cybersecurity threats. We are actively working to mitigate these risks.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of our common stock trade on the OTC Expert Market and quotations for the common stock were traded on the OTC Markets under the symbol “AAWC.,” which was subsequently changed to “GIPL” Following the completion of the Holding Company Reorganization we have described above; we changed our trading symbol to “GIPL.”

Last Reported Price

On October 18, 2024, the last reported bid price of our shares of common stock reported on the OTC Markets Expert Market was $0.10 per share.

Record Holders

There were 170 holders of record as of November 28, 2024. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Penny Stock

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

A total of 36,245,491 shares of common stock are currently outstanding on December 9, 2024.

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

Transfer Agent

Our transfer agent is Legacy Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, Texas, 75001. Their telephone number is (972) 612-4120.

Recent Sales of Unregistered Securities

Global Innovative Platforms, Inc. has issued the securities below through September 30, 2024.

Stock issued to founders for subscriptions	15,470,000
Founders’ issuances	9,062,138
Stock issued for cash	600,000

Stock issued in settlement of obligations	5,267,268

Noncash expenses paid with the issuance of common Stock	2,727,000

The transactions were exempt from registration under Section 4(a)2 of the Securities Act of 1933.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2023 includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” ‘should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars ($) except as otherwise indicated and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” of this annual report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Plan of Operation

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

During the next twelve-month period (beginning October 1, 2024), we intend to identify and secure sources of equity and/or debt financing for the development of our business plan of which there is no guarantee.

Funding requirements

We expect our research, product launch and product development and general and administrative expenses and our operating losses will increase in the future as we complete final modifications and any potential future product candidates that we may develop through our studies. Due to the numerous risks and uncertainties associated with research, development and commercialization of product candidates, changes in the outcome of any factors with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate in addition to the existing expenses associated with operating as a growing public company. Our future capital requirements, both short- and long-term, will depend on a variety of factors, including, but not limited to:

●	the rate of progress in the development of test results and our potential future product candidates, if any;

●	the scope, progress, results and costs of non-clinical studies, preclinical development, and laboratory testing for mold on food and any potential future product candidates and associated development programs;

●	the number and scope of preclinical studies trials that we pursue;

●	the costs, timing, and outcomes of seeking and obtaining approvals by trade associations, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or for such authorities to change their requirements on studies that had previously been contemplated;

●	our ability to establish licensing or collaboration agreements or other strategic agreements;

●	the achievement of milestones or other developments under any licensing or collaboration agreements;

●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any license or collaboration agreements;

●	the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

●	the costs associated with successfully defending against any claims by third parties that we have infringed, misappropriated or otherwise violated any intellectual property of any such third party;

●	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies that we may identify;

●	the costs to manufacture or to have manufactured sufficient, reliable, timely, and affordable supply of materials including commercial-grade product formulations that can be used in clinical trials and for commercial launch;

●	the costs of commercializing product candidates, if approved, whether alone or in collaboration with others;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of building or contracting sales, marketing, and/or distribution capabilities, systems, and internal infrastructure for any product candidate that receives marketing approval;

●	the impact of competitors’ product candidates and technological advances and other market developments;

●	the expenses needed to attract and retain skilled personnel; and

●	the size of the markets and degree of market acceptance of any product candidates, including product pricing, product coverage, and the adequacy of reimbursement by third-party payors.

Our business plans may change in the future and we will continue to require additional capital to meet the needs of our operating expenses. See the section titled “Risk factors—Risks related to our limited operating history, financial condition and need for additional capital.”

We have limited capital and we will need to raise additional capital in order to fund our operating expenses and capital expenditure requirements for first few months of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Through the date of this filing, we have historically financed our operations principally through the issuance and sale of common stock.

We have incurred significant net operating losses and negative cash flows since our inception. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing marketing plans, establishing our intellectual property portfolio, conducting research, , establishing arrangements with third parties for the manufacture of hardware we use and related raw materials, and providing general and administrative support for these operations. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, and eventual commercialization of our heartworm tests and any other potential future product candidates, which we expect will take a number of years to reach widespread adoption if ever.

For the year ended September 30, 2024 and 2023, we reported net losses of $136,197 and $282,786, respectively. Our net losses in fiscal year 2024 have resulted principally from pre-operating costs, public entity costs and costs incurred in our research and development activities whereas our prior year had greater due diligence fees as we were evaluating business opportunities. As of September 30, 2024, we had an accumulated deficit of $537,213, and we had cash and cash equivalents of $15.

We expect to continue to incur significant net operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:

●	continue to conduct our ongoing testing of heartworm as well as initiate and complete studies of mold on food and related mycotoxins;

●	manufacture, or have manufactured, clinical and commercial supplies of our breath capture devices;

●	attract, hire and retain additional clinical, scientific, and management personnel;

●	implement operational, financial, and management information systems;

●	add quality control, quality assurance, legal, compliance, and other groups to support our operations;

●	obtain, maintain, protect, expand and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;

●	defend against any claims by third parties that we have infringed, misappropriated or otherwise violated any intellectual property of any such third party;

●	make royalty, milestone or other payments under current, and any future, license or collaboration agreements;

●	establish a sales, marketing and distribution infrastructure, either ourselves or in partnership with others, to commercialize heartworm, lyme disease, and mold on food;

●	potentially experience any delays, challenges, or other issues associated with other potential products we may discover from our customer database, and

●	incur additional legal, accounting, investor relations and other general and administrative expenses associated with expanding operations as a public company.

Our net operating losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses and other current liabilities.

As a result, we will need additional financing to support our continuing operations. To date, we have funded our operations primarily with the proceeds from the issuance and sale of our Common Stock. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration arrangements with third parties. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to fund our operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of heartworm and one or more potential future product candidates, which could have a material adverse effect on our business, results of operations or financial condition.

Because of the numerous risks and uncertainties associated with research and development of product candidates, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

Summary of Financial and Operating Performance

Results of Operations for our Years Ended September 30, 2024 and 2023

Our net income (loss) and comprehensive income (loss) for our year ended September 30, 2024, for our year ended September 30, 2023, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended
	September 30,
	2024	2023	Change

Revenue	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—

Operating expenses:

General and administrative expenses	25,063	214,639	189,576
Professional fees	10,500	9,000	(1,500)
Public Entity expenses	23,753	7,305	(16,448)
Other operating expenses	76,881	51,842	(25,039)
Total operating expenses	136,197	282,786	146,589

Operating loss	(136,197)	(282,786)	146,589

Total other income (expense)	—	—	—

Net loss	$(136,197)	$(282,786)	$146,589

Net (loss) per share (basic and diluted)	$(.005)	$(.46)	$.455

Revenue

We did not recognize any revenue during the year ended September 30, 2024, as we had no revenue generating activities during this period.

During the fiscal years ended September 30, 2024 and 2023, the Company had no revenues. Operating expenses incurred related primarily to personnel costs of officers and consultants, as well as the activities necessary to support corporate and shareholder duties and are detailed in the following table.

Significant items affecting net income (loss) other than time differential are noted below.

Operating expenses include research costs, acquisition search costs, license fees, public entity and investor relations, general office expenditures, and other miscellaneous costs. For the year ended September 30, 2024, we incurred general and administrative expenses of $136,197 as compared to $282,786 for the fiscal year 2023 primarily due the elimination of costs incurred for due diligence, search for acquisitions plus our $50,000 upfront fee from our contract with Defiant Technologies being eliminated and were replaced by research costs supporting our business plan and Public entity costs and professional fees increasing due to costs from a registration of our securities.

The components of Operating Costs are as follows:

General and Administrative Expenses comprising general office expenditures fees of $7,530 and a one-time other cost of $17,150 during the year ended September 30, 2024. During the year ended September 30, 2023, we incurred general and administrative expenses of $214,639, which was predominately due diligence fees. We reemphasized commencing operations as opposed to due diligence work and we made advances on how to approach operations from earlier periods.

Professional Fees for fiscal 2024 were $10,500, having increased from $9,000 in fiscal year 2023 due to the timing of incurring audit and financial review costs, as also discussed in Item 14.

Other operating expenses include license fees, research costs, personnel costs from operations, and other miscellaneous costs. Costs also increased in fiscal year 2024 as compared to fiscal year 2023 primarily due to costs incurred by product development offset by the $50,000 upfront cost from our entering into the contract with Defiant Technologies for the year ended September 30, 2023.

Public entity costs are from costs associated with being a public entity such as investor relations, securities filings, transfer agent and Edgarization costs and increased to $23,753 in fiscal year ended September 30, 2024 from $7,305 for the year ended September 30, 2023. This increase comprised of costs relating to a registration statement in fiscal year 2024.

Operating Loss

During the years ended September 30, 2024 and 2023, we incurred an operating loss of $136,197 and $282,786, respectively, due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the years ended September 30, 2024 and 2023, we did recognize any interest any other income (expenses), net.

Loss before Income Tax

During the years ended September 30, 2024 and 2023, we incurred a loss before income taxes of $136,197 and $282,786, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the years ended September 30, 2024 and 2023, as we incurred taxable losses in both periods.

Net Loss

During the years ended September 30, 2024 and 2023, we incurred net losses of $136,197 and $282,786, respectively, due to the factors discussed above

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized our planned products and we do not expect to generate revenue from product sales for at least a year, if at all. We have financed our operations primarily through the issuance and sale of our Common Stock. For the year ended September 30, 2024, we received gross proceeds of $60,903 from sales of our Stock, $26,000 of related party cash advanced that we converted to our Common Stock and $75 of cash received from stock subscriptions. On September 30, 2024, we had current assets of $15 (cash). On September 30, 2024 we had total liabilities of $33,153, resulting in a working capital deficit of $33,138, compared to $415 in cash and a working capital deficit of $363,953 on September 30, 2023. The working capital deficits were the result of net losses. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

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

Unless we successfully transform operations through our business plan, we expect that the Company will operate at a loss for the foreseeable future. The Company’s current planned operational needs are approximately $730,000 until September 30, 2025, due to licensing, operations, and the cost of being public. However, this may be revised based on changes that may occur from our ongoing operations.

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

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the years ended September 30, 2024 and 2023, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Registration have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

Our primary sources and uses of cash for the year ended September 30, 2024 and 2023 were as follows:

	Year Ended September 30,
	2024	2023
Net cash (used) in operating activities	$(87,378)	$(234,973)
Net cash used in investing activities	—	—
Net cash provided by financing activities	86,978	187,451

Net increase (decrease) in cash and cash equivalents	$(400)	$(47,342)

Cash Used in Operating Activities

During the year ended September 30, 2024, we incurred a net loss of $136,197 which after adjustments for a decrease/paydown of in accounts payable of $2,551 and $17,600 of license payable, and an offset of $68,670 of noncash expenditures resulted in net cash of $87,378 being used in operations. During the year ended September 30, 2023 the company’s activities used $234,793 of cash would was the result of the net loss of $282,786 offset by a $2,007 decrease in payables and a $50,000 accrual under our licensing agreement.

Investing Activities

During the years ended September 30, 2024 and 2023, the Company did not have any investing activities.

Financing Activities

During the year ended September 30, 3024, the Company raised $26,000 from related party advances and sold $60,903 of common stock and $75 of stock subscriptions. We also converted $311,363 of related party advances into common stock. During the year ended September 30, 2023, we received $185,904 by way of loans from three principal shareholders and $1,547 collected from stock subscriptions.

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended September 30, 2024 and 2023, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Debt Covenants

The Company was in compliance with its lenders as of September 30, 2024. A deterioration of our relationship with our lenders would provide stress for greater capital, possibly on adverse terms for our shareholders.

Research and development

We enter into contracts in the normal course of business with Consultants and partners that also manufacture breath capture devices under our design specifications as well as gas chromatographers we use in research, product improvement, and operations. Prepayments under these arrangements can generally be repurposed or the services themselves cancelable upon prior written notice, though cancellation fees are likely. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.

Going Concern

We have suffered recurring losses from operations. The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

The continuation of our business is dependent upon us raising additional financial support and/or attaining and maintaining profitable levels of internally generated revenue. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2024, the end of the third quarter covered by the comparative information of this prospectus, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) who acts as our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and who is also our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2024 and 2023, we have no off-balance sheet arrangements.

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

Other

The Company has one class of shares, Common Shares. It has 33,745,491 outstanding shares, with no share options, warrants, and convertible debt options outstanding as of September 30, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the years ended September 30, 2024 and, 2023 appear at the end of this statement on pages F-1 though F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer/ principal executive officer and is also our Chief Financial Officer / principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-k. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2024.

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

As of September 30, 2024, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were ineffective as of the end of the fiscal year covered by this report due to the material weaknesses described below based on our evaluation:

(a) Inadequate segregation of duties and ineffective risk assessment

(b) Lack of effective oversight in the establishment and monitoring of required internal controls and procedures

(c) Lack of an audit committee

(d) Lack of well-established procedures to identify, approve and report related party transactions

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management is required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2024, our internal control over financial reporting was ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the years ended September 30, 2024 and 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information concerning our company’s sole officer and director.

Name	Age	Position(s)
Andrew N. Brown	48	President, Chief Financial Officer, Secretary and Director

Our directors serve until a successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor(s) is duly elected and qualified, or until they are removed from office. There are no family relationships between our directors.

Our company believes that all of our directors’ respective educational background, operational and business experience give them the qualifications and skills necessary to serve as directors and officers, respectively, of our company.

Certain information regarding the backgrounds of our officers and directors is set forth below.

Andrew N. Brown, Chief Executive Officer

Brown graduated from the University of Vermont in 1998. He moved to New York City to join Investment Manager; Clay Finlay Inc. (later Deutsche Bank), where he worked on a trading floor and learned the business of finance. In 2003, he moved to Florida where he became a major contributor to Florida Land Partners becoming the largest subsidiary of National Land Partners in the Country, with over $100M in annual sales. In 2007, he Co-Founded Doorstep Delivery which he turned into a national brand through organic growth and acquisitions, before merging with BiteSquad.com in 2016 and selling to WTRH in 2019 in a $321M transaction.

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

Mr. Veal continues to work as a consultant for the Company.

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

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which require officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

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

Committees of the Board

Our Company currently does not have nominating, compensation, audit committees or committees performing similar functions nor does our Company have a written nominating, compensation, or audit committee charter. Our sole Director believes that it is not necessary to have such committees at this time, because the Director(s) can adequately perform the functions of such committees.

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

Significant Consultant

We have retained the consulting services of Dr. Lindsay Starkey under the terms of a consulting agreement entered into August 31, 2024, for services. See “Advisory Board.”

Audit Committee and Audit Committee Financial Expert

Our board of directors (currently consisting of one member) also acts as the audit committee and has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We currently have no “independent” directors as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Stockholder Communications with Our Board of Directors

Our company welcomes comments and questions from our stockholders. Stockholders should direct all communications to our President, Andrew N. Brown, at our executive offices. However, while we appreciate all comments from stockholders, we may not be able to respond individually to all communications. We attempt to address stockholder questions and concerns in our press releases and documents filed with OTC Markets, so that all stockholders have access to information about us at the same time. Mr. Brown collects and evaluates all stockholder communications. All communications addressed to our directors and executive officers will be reviewed by those parties unless the communication is clearly frivolous.

Code of Ethics

Our Board of Directors has not adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Executive compensation during the years ended September 30, 2024 and September 30, 2023, was as follows:

There are no formal written employment arrangements in place. We do not have any agreements or understandings that would change the terms of compensation during the course of a year.

As of the date of this Annual report, there are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of our company, pursuant to any presently existing plan provided by, or contributed to, our company.

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by our executive officers.

Name and Principal Position	Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Andrew N. Brown (1)	2023	—	—	—	—	—	—	22,000	22,000
President	2024	—	—	2,805	—	—	—	24,750	27,555
Matthew Veal (2)	2023	—	—	—	—	—	—	13,850	13,850
Former President	2024	—	—	102	—	—	—	3,450	3,552

(1)	Mr. Brown was awarded 1,650,000 shares for services, valued at $2,805 based on the market value of $.0017 during the year ended September 30, 2024.
(2)	Mr. Veal was awarded 60,000 shares, valued at $102 based on the market value of $.0017 during the year ended September 30, 2024.

Outstanding Option Awards

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding as of the date of this Annual report, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew N. Brown	–	–	–	N/A	N/A	–	–	–	–

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have a formal employment or consulting agreement with any officers or Directors.

Outstanding Equity Awards

During the years ended September 30, 2024 and 2023, our Board of Directors made no equity awards and no such award is pending.

Long-Term Incentive Plans

We currently have no long-term incentive plans.

Director Compensation

Our directors receive no compensation for their serving as directors of our company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual report, information regarding beneficial ownership of our common stock by the following: (a) each person, or group of affiliated persons, known by our company to be the beneficial owner of more than five percent of any class of our voting securities; (b) each of our directors; (c) each of the named executive officers; and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying convertible instruments, if any, held by that person are deemed to be outstanding if the convertible instrument is exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each listed person is in care of our company, 149 James Place, Orlando, Florida 32751.

Name and Address of Beneficial Owner (5)	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Andrew Brown, Chief Executive Officer and Director (3)	9,117,970	25.156%	25.156%
All directors and officers as a group	9,117,970	25.156%	25.156%
Jeffrey Conley	3,040,186	8.388%	8.388%
David AB Brown (2)	6,025,612	16.624%	16.624%
Vikki C. Cook	3,567,330	9.842%	9.842%

(1) Applicable percentage of ownership is based on 36,245,491 shares of common stock outstanding and 0 shares of Preferred Stock issued and outstanding on December 20, 2024. Percentage totals are calculated separately based on each class of capital stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 20, 2024, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 20, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Shares held by David A B Brown, Roth, 401(k) Profit Sharing Plan.

(3) Andrew Brown has voting and dispositive power over the shares held by Money Tree Solutions, LLC.

(4) Unless otherwise noted, the address of each shareholder is c/o Global Innovative Platforms Inc., 149 James Place, Maitland, FL 32751

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the years ended from September 30, 2024 and 2023 we paid compensation of $35,850 and $31,107 for our directors and officers.

The Company’s executive office is located at 149 James Place Maitland, FL 32751. This office is furnished to the Company by its CEO at no charge.

In August, 2023, Mr. Andrew Brown was appointed the Company’s sole officer and director in place of Mr. Matthew Veal. During the year ended September 30, 2024, Mr. Brown acquired 6,682,679 shares for $668.27. Mr. Brown has also acquired 1,650,000 shares for services during the fourth quarter of the fiscal year ending September 30, 2024.

Matthew Veal, Former Sole Officer and Director

During the year ended September 30, 2024, Matthew Veal, our former sole officer and director, is also director and officer, acquired 606,689 shares for $60.69. Mr. Veal has also acquired 60,000 shares for services during the fourth quarter of the fiscal year ending September 30, 2024.

Related Party Loan

During the year ended September 30, 3024, the Company raised $26,000 from related party advances and sold $60,903 of common stock and $75 of stock subscriptions. We also converted $311,363 of related party advances into common stock. During the year ended September 30, 2023, we received $50,000, $125,000, and $10,903 by way of loan from three principal shareholders.

Stock Options

We currently do not have an incentive stock option plan, and no stock options were issued or outstanding during the years ending September 30, 2024 and 2023 nor as of the date of this filing.

Director Independence

We currently act with one director, consisting of Andrew N. Brown. We have determined that Mr. Brown is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of all members of our board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

We do not have a standing compensation or nominating committee. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 30, 2020, we appointed M.S. Madhava Rao Mankal, as our independent auditor.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2024	2023
Audit fees	$10,500	$9,000
All other fees	—	—
Total	$10,500	$9,000

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

1(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Index

Copies of the following documents are included as exhibits to this annual report.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20

3.2	Bylaws

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.20

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

10.3	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 18, 2023 (5)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2024.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

Global Innovative Platforms, Inc.
(Registrant)

Name:	Andrew Brown
Signature:	/s/ Andrew Brown
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	December 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name:	Andrew Brown
Signature:	/s/ Andrew Brown
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	December 30, 2024

GLOBAL INNOVATIVE PLATFORMS, INC.

FINANCIAL STATEMENTS

CONTENTS

AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Global Innovative Platforms, Inc.

149 James Place.,

Maitland, FL 32751

Opinion on the financial statements

We audited the accompanying balance sheets of Global Innovative Platforms, Inc. (“the Company”) as of September 30, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $537,213 for the year ended September 30, 2024. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Note 8 of the financial statement, the Company converted all the borrowed amounts from related parties during the year ended September 30, 2024. The procedure performed to address the matter included entries recorded in the books in line with GAAP and verifying Agreements.

We have served as the Company’s auditor since 2020.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

December 30, 2024

GLOBAL INNOVATIVE PLATFORMS, INC.

BALANCE SHEETS

	September 30, 2024	September 30, 2023
Assets

Cash and cash equivalents	$15	$415
Total current assets	15	415

Total Assets	$15	$415

Liabilities
Current Liabilities
Accounts Payable	$753	$3,004
Loan Payable – Related Party	32,400	361,364
Total Current Liabilities	33,153	364,368

Total Liabilities	33,153	364,368

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 33,745,491 and 619,085 shares issued and outstanding at September 30, 2024 and 2023, respectively	3,375	62
Additional Paid in Capital	500,625	35,454
Stock Subscriptions	75	1,547
Retained Earnings (Deficit)	(537,213)	(401,016)
Total Equity	(33,138)	(363,953)

TOTAL LIABILITIES & EQUITY	$15	$415

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED SEPTEMBER 30, 2024	FOR THE YEAR ENDED SEPTEMBER 30, 2023

REVENUE	$—	$—

EXPENSES
General and administrative expenses	136,197	282,786

Total Expenses	136,197	282,786

OPERATING LOSS	(136,197)	(282,786)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(136,197)	(282,786)

TAXES	—	—

NET INCOME (LOSS)	$(136,197)	$(282,786)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.005)	$(0.46)

Weighted Average Common Shares Outstanding: Basic and Diluted	26,625,968	619,085

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares			Additional	Retained
	Shares	Amount	Stock Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at September 30, 2022	619,085	$62	$—	$35,454	$(118,230)	$(82,714)

Stock Subscriptions	—	—	1,547	—	—	1,547

Net profit (loss) for the period	—	—	—	—	(282,786)	(282,786)

Balance at September 30, 2023	619,085	$62	$1,547	$35,454	$(401,016)	$(363,953)

Balance at September 30, 2023	619,085	$62	$1,547	$35,454	$(401,016)	$(363,953)

Stock issued to founders for subscriptions	15,470,000	1,547	(1,547)	—	—	—

Stock Subscriptions	—	—	75	—	—	75

Stock issued for cash	600,000	60	—	59,940	—	60,000

Stock issued in settlement of obligations	5,267,268	527	—	336,834	—	337,361

Noncash expenses paid with the issuance of common Stock	2,727,000	273	—	68,397	—	68,670

Stock issued to founders for cash at par value	9,062,138	906	—	—	—	906

Net loss for the period	—	—	—	—	(136,197)	(136,197)

Balance at September 30, 2024	33,745,491	$3,375	$75	$500,625	$(537,213)	$(33,138)

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CASH FLOW

	For the Year Ended September 30, 2024	For the Year Ended September 30, 2023

Cash Flow from Operating Activities:

Net Income (loss)	$(136,197)	$(282,786)
Adjustments to reconcile net income to net cash used in operating activities:
Noncash Expenses	68,670

Changes in working capital items:
Accounts payable	(2,251)	(2,007)
Accruals – related party	(17,600)	50,000

Net Cash Used in Operating Activities	(87,378)	(234,793)

Net Cash Used in Investing Activities
	—	—

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances under loan payable - related party loans	26,000	185,904
Issuance of Stock for Cash	60,903
Stock subscriptions	75	1,547

Net Cash Provided by Financing Activities	86,978	187,451

Net Change in Cash:	(400)	(47,342)

Beginning Cash:	$415	$47,757

Ending Cash:	$15	$415

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY’S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$(375,693)	$(288,315)
Net Cash Used in Investing Activities	$(1,000)	$(1,000)
Net Cash Provided by Financing Activities	$376,708	$289,730

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

CONVERSION OF RELATED PARTY ADVANCES TO COMMON STOCK	$311,363	$—

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and had shareholders’ deficits of $33,138 and $363,953 as of September 30, 2024 and 2023, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statement reflect the operations of Global Innovative Platforms, Inc., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, for the years ended September 30, 2024 and 2023. The Company has selected September 30 as its financial year end. The Company has not earned any revenue to date.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2024 and 2023, our cash balance was $15 and $415, respectively.

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

Fixed Assets

We owned no fixed assets as of September 30, 2024 or 2023.

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

The Company was not party to any lease transactions for the years ended September 30, 2024 and 2023.

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

During the years ended September 30, 2024 and 2023, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred for the years ended September 30, 2024 and 2023.

Founder Shares Valuation

Founder shares have been issued for cash and services at a nominal value of $0.001 per share, reflecting the early stage of the company’s development and the uncertainty surrounding its future valuation. This valuation is based on the founders’ contributions to the company’s intellectual property and market potential at the time of issuance.

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

No potentially dilutive debt or equity instruments were issued or outstanding for the years ended September 30, 2024 and 2023.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. FOUNDER SHARES ISSUED - RELATED PARTIES

On October 23, 2023, the Company issued 24,532,138 shares of common stock, par value $0.0001 per share, including 18,271,990 which was issued to related parties for an aggregate consideration of $1,827. The Company also issued 600,000 shares of our common stock on September 27, 2024 for an aggregate consideration of $60,000.

On July 10, 2024, the Company issued 530,000 shares of our common stock, par value of $0.0001 per share, which included 490,000 shares to related parties in exchange for services of $49, including office space, secretarial and administrative services provided by members of the Company’s founding team.

As of September 28, 2024, the Company issued 2,197,000 shares of our common stock, par value of $0.0001 per share including 1,830,000 shares to related parties in exchange for services of $183 including office space, secretarial and administrative services provided by members of the Company’s management and founding team.

Three Shareholders advanced us $50,000, $50,000, and $1,115 for the year ended September 30, 2023 and an additional $25,000, for the year ending September 30, 2024. On September 27, 2024, the Company converted $337,360 of debt into 5,267,268 shares of our common stock that included these balances plus prior year amounts with an aggregate total of $311,363, which were converted to 5,107,268 shares of our common.

NOTE 5. ACCRUALS – RELATED PARTY

During the year ended September 30, 2023, and modified as of August 27, 2024, the Company entered into a contract (see note 7) with a party who has the right to obtain 638,532 shares. The contract obligated us to an upfront payment of $50,000 which was expensed in the year ended September 30, 2023 and we paid $17,600 under this arrangement during the year ended September 30, 2024.

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

We did not provide any current or deferred US federal income tax provision or benefit for any for the years ended September 30, 2024 and 2023 as, after adjusting for the non-taxable gain on the sale of our subsidiary company, we incurred tax losses during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 30, 2024 and 2023 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2024	2023

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2024	2023
Tax credit (expense) at statutory rate (26%)	$(35,411)	$(73,524)

Increase in valuation allowance	35,411	73,524
Net deferred tax assets	$—	$—

As of September 30, 2024 and 2023, the Company had a federal net operating loss carryforward of approximately $537,213 and $401,016.

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

The Company’s income tax returns for the years ended September 30, 2024 and 2023 are currently open to audit by federal and state jurisdictions.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended September 30, 2024 and 2023 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

On August 18, 2023, and modified in August, 2024, the Company entered into a Patent and Know-How License Agreement (the “License Agreement”) with Defiant Technologies Inc. (“Defiant”). Pursuant to the License Agreement, among other things, Defiant granted the Company a nontransferable, non-sublicensable, exclusive right and license to certain patents and know-how relating to animal testing and all commercial applications related to the animal market on a global basis (“Patent Rights”, “Know-How”, and “Materials”, respectively) to manufacture, use, offer for sale, sell or import (“Licensed Products”) in the animal market worldwide. The license is exclusive (subject to certain exceptions and conditions) with respect to the Patent Rights and Materials and non-exclusive with respect to the Know-How.

As consideration for the license under the License Agreement, the Company has agreed to make an initial payment of $50,000, which is due 30 days from the effective date of the License Agreement (or, at Defiant’s discretion, $225,000 in a lump sum within 45 days from the effective date). Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We have paid $17,600 to date under this agreement.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2024 and 2023 and for the years ended September 30, 2024 and 2023, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization, and no shares of preferred stock were issued and outstanding during the years ended September 30, 2024 and 2023.

No series of preferred stock or rights for preferred stock had been designated at September 30, 2024 and September 30, 2023.

Common Stock

As of September 30, 2024 and September 30, 2023, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 split adjusted shares of common stock were issued and outstanding in our predecessor company with a reverse split adjusted total (see below) par value of $62 and negative balance of additional paid in capital totaling $(15,550), and at March 1, 2021 had donated capital of $51,004.

On October 23, 2023, the Company issued 24,532,138 shares of common stock, par value $0.0001 per share, including 18,271,990 which was issued to related parties for an aggregate consideration of $1,827. The Company also issued 600,000 shares of our common stock on September 27, 2024 for an aggregate consideration of $60,000.

On July 10, 2024, the Company issued 530,000 shares of our common stock, par value of $0.0001 per share, which included 490,000 shares to related parties in exchange for services of $49, including office space, secretarial and administrative services provided by members of the Company’s founding team.

As of September 28, 2024, the Company issued 2,197,000 shares of our common stock, par value of $0.0001 per share including 1,830,000 shares to related parties in exchange for services of $183 including office space, secretarial and administrative services provided by members of the Company’s management and founding team.

Three Shareholders advanced us $50,000, $50,000, and $1,115 for the year ended September 30, 2023 and an additional $25,000, for the year ending September 30, 2024. On September 27, 2024, the Company converted $337,360 of debt into 5,267,268 shares of our common stock that included these balances plus prior year amounts with an aggregate total of $311,363, which were converted to 5,107,268 shares of our common stock.

As of September 30, 2024 and 2023, 33,745,491 and 619,085 shares of common stock were issued and outstanding, respectively.

Warrants

No warrants were issued or outstanding during the years ended September 30, 2024 and 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the year ended September 30, 2024 or for the year ended September 30, 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

Effective October 2, 2024, the Company entered into Subscription Agreements with various accredited investors pursuant to which the accredited investors purchased an aggregate of 2,500,000 shares of the Company’s common stock at a price per share of $0.10 for an aggregate purchase price of $250,000. The closing occurred on October 3, 2024. The offer, sale and issuance of the above securities was made to accredited investors, and the Company relied upon the exemptions contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated there under with regard to the sale. No advertising or general solicitation was employed in offering the securities. The offer and sales were made to an accredited investor and transfer of the common stock will be restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended.