Form 10-Q
period 2024-12-31
Global Innovative Platforms Inc.
filed 2025-02-07
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 29, 2025, there were 39,111,241 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.
CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2024	2024
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$148,459	$15

Total Current Assets	148,459	15

Total Assets	$148,459	$15

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$14,407	$753

Loan Payable – Related Party	—	32,400

Total Current Liabilities	14,407	33,153

Total Liabilities	14,407	33,153

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 37,301,241 and 33,745,491 issued and outstanding	3,730	3,374
Stock Subscriptions	—	75
Additional Paid in Capital	788,001	500,625
Retained (Deficit) Earnings	(657,680)	(537,212)

Total Shareholders’ Deficit	134,051	(33,138)

Total Liabilities and Shareholders’ Deficit	$148,459	$15

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2024	FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

REVENUE	$—	$—

EXPENSES
General and administrative expenses	120,467	49,469

Total Expenses	120,467	49,469

OPERATING LOSS	(120,467)	(49,469)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(120,467)	(49,469)

TAXES	—	—

NET INCOME (LOSS)	$(120,467)	$(49,469)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.003)	$(0.002)

Weighted Average Common Shares Outstanding: Basic and Diluted	35,745,288	20,637,355

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Shares			Additional	Retained
	Shares	Amount	Stock Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at October 1, 2023	619,085	$62	$1,547	$35,454	$(401,016)	$(363,953)

Common Shares Issued to Founders for Stock Subscriptions	15,470,000	1,547	(1,547)	—	—	—

Common Stock issued for Conversion of Debentures	2,160,000	216	—	215,784	—	216,000

Common Stock issued to founders for Cash	9,061,027	906	—	—	—	906
Net loss for the period	—	—	—	—	(49,469)	(49,469)

Balance at December 31, 2023	27,310,112	$2,731	$—	$251,238	$(450,484)	$(196,515)

Balance at October 1, 2024	33,745,491	$3,375	$75	$500,625	$(537,213)	$(33,138)

Common Shares Issued for Stock Subscriptions	750	—	(75)	75	—	—

Common Stock issued for Cash	2,875,000	287	—	286,213	—	286,500

Common Stock issued for Services	680,000	68	—	1,088	—	1,156

Net loss for the period	—	—	—	—	(120,467)	(120,467)

Balance at December 31, 2024	37,301,241	$3,730	$—	$788,001	$(657,680)	$134,051

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2024	FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

Cash Flow from Operating Activities:

Net Loss	$(120,467)	$(49,469)
Adjustments to reconcile net loss to net cash used in operating activities	—	—
Noncash expenses	1,156
Changes in working capital items:
Accounts payable and license payable	(18,746)	8,833
Debenture Interest	—	16,000

Net Cash Used in Operating Activities	(138,057)	(24,636)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances from related party converted to common stock	—	25,000
Cash paid for common stock	286,501	906
Net Cash Provided by Financing Activities	286,501	25,906

Net Change in Cash:	148,444	1,270

Beginning Cash:	$15	$415

Ending Cash:	$148,459	$1,685

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $120,467 in the three months ended December 31, 2024, and had a retained deficit of $657,680 as of December 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2024, our cash balance was $148,459.

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

Fixed Assets

We owned no fixed assets as of December 31, 2024.

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

We were not party to any lease transactions during the three months ended December 31, 2024 or December 31, 2023.

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

During the three months ended December 31, 2024, or December 31, 2023, we did not recognize any revenue.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three months ended December 31, 2024, or December 31, 2023.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended December 31, 2024, or December 31, 2023.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares Issued to Related Parties

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

In October and December, 2024, the Company issued 3,555,750 shares for $286,500 in cash, $75 of stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

Related Party Accruals

During the year ended September 30, 2023, and modified as of August 27, 2024, the Company entered into a contract (see note 7) with a party who has the right to obtain 638,532 shares. The contract obligated us to an upfront payment of $50,000 which was expensed in the year ended September 30, 2023 and we paid $17,600 under this arrangement during the year ended September 30, 2024 and paid $42,400 during the quarter ended December 31, 2024.

We also paid a related party for $4,500 in rent for the quarter ended December 31, 2024.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended December 31, 2024, or December 31, 2023 as we incurred tax losses during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2024, or December 31, 2023 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Tax credit (expense) at statutory rate (26%)	$31,321	$12,862
Increase in valuation allowance	(31,321)	(12,862)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had a federal net operating loss carryforward of approximately $650,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

All of the Company’s income tax returns are currently open to audit by federal and state jurisdictions.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended December 31, 2024 or December 31, 2023 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time other than our Patent and License Know-How Agreement with Defiant Technologies, Inc. as modified on August 18, 2024.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended December 31, 2024 or as of September 30, 2024.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

No series of preferred stock or rights for preferred stock had been designated at December 31, 2024.

Common Stock

As of December 31, 2024, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

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

In October and December, 2024, the Company issued 3,555,750 shares for $286,500 in cash, $75 of stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

As of December 31 and September 30, 2024, 37,301,241 and 33,745,491 shares of common stock were issued and outstanding, respectively.

Warrants

No warrants were issued or outstanding during the three months ended December 31, 2024 or 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended December 31, 2024 or 2023.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required. The Company did issue and sell 1,810,000 shares of its common stock on January 29, 2025 to investors for $181,000 ($.10 per share) in an exempt offering under Regulation D.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2024 and 2023 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2024 and 2023

Revenue

We recognized no revenue during the three months ended December 31, 2024 and 2023, as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended December 31, 2024, we incurred general and administrative expenses of $120,467 comprising of business consulting of $67,500, research costs of $34,250, rent of $4,500, public entity costs of $3,874 and professional fees of $10,000. During the three months ended December 31, 2023, we incurred general and administrative expenses of $49,469 comprising of business consulting of $24,000, settlement costs of $16,000, public entity costs of $5,692 and professional fees of $3,150. The increases in research and consulting arose from activity in testing our technology, while the decrease in settlement costs came from settlements of debts we no longer carry at a significant level

Operating Loss

During the three months ended December 31, 2024, we incurred an operating loss of $120,467 due to the factors discussed above. During the three months ended December 31, 2023, we incurred an operating loss of $49,469, the difference reflecting our increased focus in completing research towards our planned product offering in the next 2 years.

Interest and Other Income (Expenses) Net

During the three month periods ended December 31, 2024 and 2023, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended December 31, 2024, we incurred a loss before income taxes of $120,467 as compared to a loss before income tax of $49,469 during the three months ended December 31, 2023 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended December 31, 2024 as we incurred a taxable loss in the period.

Net Loss

During the three months ended December 31, 2024, we incurred a net loss of $120,467 as compared to a net loss of $49,469 during the three months ended December 31, 2023 due to the factors discussed above.

LIQUIDITY

At December 31, 2024, we had total current assets of $148,459. At December 31, 2024, we had total liabilities of $14,407, all of which were accounts payable.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ending September 30, 2024, and the quarter ended December 31, 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the three months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023

Net Cash Used in Operating Activities	$138,057	$$24,636
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	286,501	25,906

Net Movement in Cash and Cash Equivalents	$148,444	$1,270

Operating Activities

During the three months ended December 31, 2024, we incurred a net loss of $120,467 which after adjustments for an increase in accounts payable of $18,746 and noncash expense of $1,156, resulting in net cash of $138,057 being used in operations.

During the three months ended December 31, 2023, we incurred a net loss of $49,469 which after adjustments for an increase in accounts payable of $8,866 and noncash settlement expense of $16,000, resulting in net cash of $24,636 being used in operations.

Investing Activities

During the three months ended December 31, 2024 and 2023, we had no investing activities.

Financing Activities

During the three months ended December 31, 2024, we had no financing activities other than $286,501 collected from the sale of common stock. During the three months ended December 31, 2023, we had no financing activities other than $25,000 which was collected from the sale of a debenture and converted into common stock and $906 collected from the sale of common stock.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2024 and as of December 31, 2024, we had no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the three months ended December 31, 2024, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective January 23, 2025, the Company entered into Subscription Agreements with various accredited investors pursuant to which the accredited investors purchased an aggregate of 1,810,000 shares of the Company’s common stock at a price per share of $0.10 for an aggregate purchase price of $181,000. The closing occurred on January 23, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Patent and Know-How License Agreement

On August 18, 2023 and as modified in August, 2024, the Company entered into a Patent and Know-How License Agreement (the “License Agreement”) with Defiant Technologies Inc. (“Defiant”). Pursuant to the License Agreement, among other things, Defiant granted the Company a nontransferable, non-sublicensable, exclusive right and license to certain patents and know-how relating to animal testing and all commercial applications related to the animal market on a global basis (“Patent Rights”, “Know-How”, and “Materials”, respectively) to manufacture, use, offer for sale, sell or import (“Licensed Products”) in the animal market worldwide. The license is exclusive (subject to certain exceptions and conditions) with respect to the Patent Rights and Materials and non-exclusive with respect to the Know-How.

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

ITEM 5B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: February 7, 2025	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)