Form 10-Q
period 2025-03-31
Global Innovative Platforms Inc.
filed 2025-05-15
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, there were 40,857,574 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
	2025	2024
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$155,909	$15
Deposits – Related Party	11,023
Total Current Assets	166,932	15

Total Assets	$166,932	$15

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$2,034	$753
Loan Payable – Related Party	1,195	32,400

Total Current Liabilities	3,229	33,153

Total Liabilities	3,229	33,153

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Equity (Deficit0
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 39,111,241 and 33,745,491 issued and outstanding, at March 31, 2025 and September 30, 2024, respectively	3,911	3,374
Additional Paid in Capital	968,821	500,625
Stock Subscriptions	—	75
Retained (Deficit) Earnings	(809,029)	(537,212)

Total Shareholders’ Equity (Deficit)	163,703	(33,138)

Total Liabilities and Shareholders’ Equity (Deficit)	$166,932	$15

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE SIX MONTHS ENDED MARCH 31, 2025	FOR THE SIX MONTHS ENDED MARCH 31, 2024

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	151,351	3,887	271,817	53,355

Total Expenses	151,351	3,887	271,817	53,355

OPERATING LOSS	(151,351)	(3,887)	(271,817)	(53,355)

OTHER INCOME (EXPENSE)	—	—	—	—

Total Other Income (Expense)	—	—	—	—

INCOME (LOSS) BEFORE TAXES	(151,351)	(3,887)	(271,817)	(53,355)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(151,351)	$(3,887)	$(271,817)	$(53,355)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.004)	$(0.000)	$(0.007)	$(0.002)

Weighted Average Common Shares Outstanding: Basic and Diluted	38,427,463	27,310,112	37,080,187	23,955,502

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares			Additional	Retained
	Shares	Amount	Stock Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at October 1, 2023	619,085	$62	$1,547	$35,454	$(401,016)	$(363,953)

Common Shares Issued to Founders for Stock Subscriptions	15,470,000	1,547	(1,547)	—	—	—

Common Stock issued for Conversion of Debentures	2,160,000	216	—	215,784	—	216,000

Common Stock issued to founders for Cash	9,061,027	906	—	—	—	906
Net loss for the period	—	—	—	—	(53,355)	(53,355)

Balance at March 31, 2024	27,310,112	$2,731	$—	$251,238	$(454,371)	$(200,402)

Balance at October 1, 2024	33,745,491	$3,374	$75	$500,625	$(537,212)	$(33,138)

Common Shares Issued for Stock Subscriptions	750	—	(75)	75	—	—

Common Stock issued for Cash	4,670,000	467	—	467,033	—	467,500

Common Stock issued for Services	695,000	70	—	1,088	—	1,158

Net loss for the period	—	—	—	—	(271,817)	(271,817)

Balance at March 31, 2025	39,111,241	$3,911	$—	$968,821	$(809,029)	$163,703

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31, 2025	FOR THE SIX MONTHS ENDED MARCH 31, 2024

Cash Flow from Operating Activities:

Net Loss	$(271,817)	$(53,355)
Adjustments to reconcile net loss to net cash used in operating activities Noncash expenses	1,158	—

Changes in working capital items:
Deposits - Related Party (11,023) --- Accounts payable	1,281	10,130
Debenture Interest	—	16,000
Accruals – related party	(31,205)	—

Net Cash Used in Operating Activities	(311,606)	(27,225)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Related Party Advance		1,500
Issuance of Common Stock for Cash	467,500	25,906

Net Cash Provided by Financing Activities	467,500	27,406

Net Change in Cash:	155,894	181

Beginning Cash:	$15	$415

Ending Cash:	$155,909	$596

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms Inc., a Delaware corporation, (“Global Innovative Platforms,” “Canning Street,” the “Company,” “We”, “Us” or “Our’) is a publicly quoted company in the business of measuring gas outflow in pets and agriculture for diagnosis treatment of illness.

History

Global Innovative Platforms was incorporated in Delaware on September 15, 2020.

Effective September 30, 2020, following a corporate reorganization as described below (the “Holding Company Reorganization” or the “reverse recapitalization”), the Company became the reorganized successor to Alexandria Advantage Warranty Company, a publicly quoted holding company that ceased trading in 2016.

Reorganization into a Holding Company Structure for Global Innovative Platforms, Inc., reorganization successor to Alexandria Advantage Warranty Company.

Effective September 29, 2020, Alexandria Advantage Warranty Company (“Alexandria Advantage Colorado”), a Colorado corporation, redomiciled to Delaware by merging with its wholly owned subsidiary, Alexandria Advantage Warranty Company (“Alexandria Advantage Delaware”), a Delaware corporation.

Alexandria Advantage Colorado ceased to exist as an independent legal entity following its merger with Alexandria Advantage Delaware.

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alexandria Advantage Delaware entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Global Innovative Platforms and AAWC Corporation (“AAWC”), both wholly-owned subsidiaries of Alexandria Advantage Delaware, effective September 30, 2021.

The Agreement and Plan of Merger and Reorganization into a Holding Company provided for the merger of Alexandria Advantage Delaware with, and into AAWC, with AAWC being the surviving corporation in the merger, as a subsidiary to the Company. Alexandria Advantage Delaware ceased to exist as an independent legal entity following its merger with AAWC. The shareholders of Alexandria Advantage Delaware were converted, by the holding company reorganization, under the Agreement, to shareholders of Canning Street on a one for one basis pursuant to the Agreement and the Delaware Statute Sec. 251(g).

AAWC, the surviving company of the merger with Alexandria Advantage Delaware, became a wholly owned subsidiary of the Company, the holding company. The Company became the parent holding company resulting under the Agreement, pursuant to Delaware General Corporation Law section 251(g), with its wholly owned subsidiary company, AAWC, the surviving company of the merger with Alexandria Advantage Delaware.

As a result of the Holding Company Reorganization, shareholders in publicly quoted Alexandria Advantage Delaware, formerly the shareholders of Alexandria Advantage Colorado as of the date of the reorganization, became shareholders in the Company, which was publicly quoted.

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

AAWC, being the direct successor by the merger with Alexandria Advantage Delaware, became a subsidiary company of the Company. The Holding Company Reorganization has been accounted for so as to reflect the fact that both AAWC and the Company were under common control at the date of the Holding Company Reorganization, similar to a reverse acquisition of AAWC by the Company.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $271,817 in the six months ended March 31, 2025, and had a retained deficit of $809,029 as of March 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2025 and September 30, 2024, our cash balance was $155,909 and $15, respectively.

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

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

Fixed Assets

We owned no fixed assets as of March 31, 2025, or September 30, 2024.

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

We were not a party to any lease transactions during the six months and the three months ended March 31, 2025 or March 31, 2024.

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

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the six months and the three months ended March 31, 2025 and March 31, 2024, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six months and the three months ended March 31, 2025 and March 31, 2024.

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

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended March 31, 2025 and 2024.

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

Related Party Accruals

During the year ended September 30, 2023, and modified as of August 27, 2024, the Company entered into a contract (see note 7) with a party who has the right to obtain 638,532 shares. The contract obligated us to an upfront payment of $50,000 which was expensed in the year ended September 30, 2023 and we paid $17,600 under this arrangement during the year ended September 30, 2024 and incurred $50,000 and $76,667 in license fees during the quarter and the six months ended March 31, 2025.

We also paid a related party for $9,000 and $4,500 in rent for the six months and the quarter ended March 31, 2024. Additionally, on March 31, 2025, we accrued $850 to related parties for services.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended March 31, 2025 and 2024, as we incurred tax losses during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2024, as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	—	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Tax credit (expense) at statutory rate (26%)	$70,672	$13,872
Increase in valuation allowance	(70,672)	(13,872)
Net deferred tax assets	$—	$—

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

As of March 31, 2025, the Company had a federal net operating loss carryforward of approximately $800,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019, and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the years ended September 30, 2024, 2022 and 2021 and for the period from September 15, 2020 (Inception) to September 30, 2020, are currently open to audit by federal and state jurisdictions.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended March 31, 2025 and 2024, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time other than our Patent and License Know-How Agreement with Defiant Technologies, Inc. entered into on August 18, 2024.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2025, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2025.

No series of preferred stock or rights for preferred stock had been designated on March 31, 2025.

Common Stock

As of March 31, 2025, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 15, 2020, the effective date of the reverse recapitalization, 619,085 split adjusted shares of common stock were issued and outstanding in our predecessor company with a reverse split adjusted total (see below) par value of $62 and negative balance of additional paid in capital totaling $ (15,550), and at March 1, 2021 had donated capital of $51,004.

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

In February, 2025, the Company issued 1,810,000 shares of common stock for $181,000 in cash.

As of March 31, 2025 and September 30, 2024, 39,111,241 and 33,745,491 shares of common stock were issued and outstanding, respectively.

Warrants

No warrants were issued or outstanding during the three months ended March 31, 2025.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the six months and the three months ended March 31, 2025.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2025, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required, other than the issuance of 703,000 shares of common stock on April 21, 2025, of which 500,000 shares were issued to related parties for services valued at $850, in satisfaction of accrued services we had accrued in the amount of $1,281. Additionally on May 12, 2025, the Company issued 1,043,333 shares of the Company’s common stock at a price per share of $0.15 for cash totaling $157,500.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2024 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

Global Innovative Platforms is focused on advancing animal health through breath analysis and air quality technology. We develop non-invasive diagnostic tools for detecting diseases, assessing treatment effectiveness. Our proprietary technologies, “VOCAM Plus” and the “FROG,” utilize advanced gas chromatography and A.I. software to provide rapid and accurate breath and air analysis. The Company’s mission is to revolutionize early detection of a wide array of animal related abnormalities. Applications range from disease and treatment effectiveness to potentially toxic environmental and food conditions. It is our belief that early detection can save lives, money, and resources.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2025 and March 31, 2024

Revenue

We recognized no revenue during the three months ended March 31, 2025 or March 31, 2024, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended March 31, 2025, we incurred general and administrative expenses of $151,351, comprised of venture capital consulting costs of $83,000 license fees of $50,000, research costs of $3,541, facilities rental of $4,500, professional fees of $2,890 and other administrative costs of $7,069. During the three months ended March 31, 2024 we recognized a de minimis amount of general and administrative expenses of $3,887.

Operating Loss

During the three months ended March 31, 2025, we incurred a net operating loss of $151,351 due to the factors discussed above as compared to an operating loss of $3,887 for the three months ended March 31, 2024.

Interest and Other Income (Expenses) Net

During the three months ended March 31, 2025 and March 31, 2024, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended March 31, 2025 and March 31, 2024, we incurred a loss before income taxes of $151,351 and $3,887 due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended March 31, 2025 or March 31, 2024 as we incurred a taxable loss in the period.

Net Loss

During the three months ended March 31, 2025 and March 31, 2024, we incurred a net loss of $151,351 and $3,887, respectively, due to the factors discussed above.

For the Six Months Ended March 31, 2025 and March 31, 2024

Revenue

We recognized no revenue during the six months ended March 31, 2025, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six months ended March 31, 2025, we incurred general and administrative expenses of $271,817 comprised of venture capital consulting costs of $149,332, license fees of $76,667, research costs of $11,127, facilities rental of $9,000, professional fees of $14,130 and other administrative costs of $11,561 compared to general and administrative expenses of $53,355 which was comprised of professional fees of $6,000, debenture settlement cost of $16,000, administrative fees of $9,355 and due diligence fees of $22,000. The reason for the increase during the period of six months ended March 31, 2025 as compared to March 31, 2024 was an increase in operating activity.

Operating Loss

During the six months ended March 31, 2025 and March 31, 2024, we incurred an operating loss of $271,817 and $53,355, respectively, due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the six months ended March 31, 2025 and March 31, 2024, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the six months ended March 31, 2025 and March 31, 2024, we incurred a loss before income taxes of $271,817 and $53,355, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months ended March 31, 2025 or March 31, 2024, as we incurred a taxable loss in the period.

Net Loss

During the six months ended March 31, 2025 and March 31, 2024, we incurred a net loss of $271,817 and $53,355, respectively, due to the factors discussed above.

LIQUIDITY

On March 31, 2025, we had total current assets of $166,931. On March 31, 2025 we had total liabilities of $3,229.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2024 and 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the six months ended March 31, 2025 and 2024 were as follows:

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024

Net Cash Used in Operating Activities	$(311,606)	$27,225
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	467,500	27,386

Net Movement in Cash and Cash Equivalents	$155,894	$181

Operating Activities

During the six months ended March 31, 2025, we incurred a net loss of $271,817 which after adjustments for a decrease in accounts payable of $1,281 and deposits with related parties of $11,023, and a paydown of obligations to related parties in the amount of $31,205 resulted in net cash of $311,606 being used in operations.

Investing Activities

During the six months ended March 31, 2025, we had no investing activities.

Financing Activities

During the six months ended March 31, 2025, we had $467,500 in financing activities which was collected from the sale of common stock.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2025, we have no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the six months ended March 31, 2025, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 21, 2025, the Company issued 703,000 shares of the Company’s common stock at a price per share of $0.0017 for services of $1,281, of which 500,000 shares were issued to related parties for services valued at $850. The closing occurred on April 23, 2025.

Effective May 12, 2025, the Company issued 1,043,333 shares of the Company’s common stock at a price per share of $0.15 for cash totaling $157,500. The closing occurred on May 12, 2025.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Patent and Know-How License Agreement

On August 18, 2023, the Company entered into a Patent and Know-How License Agreement with Defiant Technologies Inc. (“Defiant”). On August 27, 2024, the Company entered into an additional Patent and Know-How License Agreement (the “License Agreement”) with Defiant, which replaced the August 2023 agreement. Pursuant to the License Agreement, among other things, Defiant granted the Company a nontransferable, non-sublicensable, exclusive right and license to certain patents and know-how relating to animal testing and all commercial applications related to the animal market on a global basis (“Patent Rights”, “Know-How”, and “Materials”, respectively) to manufacture, use, offer for sale, sell or import (“Licensed Products”) in the animal market worldwide. The license is exclusive (subject to certain exceptions and conditions) with respect to the Patent Rights and Materials and non-exclusive with respect to the Know-How.

The License Agreement obligated us to make an upfront payment of $10,000 paid thirty days from the date of the License Agreement, $50,000 during the first quarter following the Effective Date and then $50,000 per quarter thereafter until the full $250,000 was paid. To date, we have paid $110,000 to Defiant and we are current under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.2020 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.2020 (1)

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure (1)

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

10.3	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 18, 2023 (4)

10.4	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 27, 2024 (5)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

* Filed herewith.

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form 10 dated December 28, 2020.

(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2021.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 13, 2021.

(4) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 23, 2023.

(5) Incorporated by reference to the Form 1/1-A filed with the Securities and Exchange Commission on April 4, 2025.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: May 14, 2025	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)