Form 10-Q
period 2025-06-30
Global Innovative Platforms Inc.
filed 2025-08-20
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 17, 2025, there were 42,181,241 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
	2025	2024
	(unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$198,137	$15
Deposits – Related Party	11,023
Total Current Assets	209,160	15

Total Assets	$209,160	$15

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$2,823	$753
Loan Payable – Related Party	25,000	32,400

Total Current Liabilities	27,823	33,153

Total Liabilities	27,823	33,153

Commitments and Contingencies (Note 8)	—	—

Shareholders’ Equity (Deficit)
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 42,181,241 and 33,745,491 issued and outstanding, at June 30, 2025 and September 30, 2024, respectively	4,218	3,374
Additional Paid in Capital	1,197,966	500,625
Stock Subscriptions	—	75
Retained (Deficit) Earnings	(1,020,847)	(537,212)

Total Shareholders’ Equity (Deficit)	181,337	(33,138)

Total Liabilities and Shareholders’ Equity (Deficit)	$209,160	$15

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE THREE MONTHS ENDED JUNE 30, 2024	FOR THE NINE MONTHS ENDED JUNE 30, 2025	FOR THE NINE MONTHS ENDED JUNE 30, 2024

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	211,818	6,360	483,635	59,715

Total Expenses	211,818	6,360	483,635	59,715

OPERATING LOSS	(211,818)	(6,360)	(483,635)	(59,715)

OTHER INCOME (EXPENSE)	—	—	—	—

Total Other Income (Expense)	—	—	—	—

INCOME (LOSS) BEFORE TAXES	(211,818)	(6,360)	(483,635)	(59,715)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(211,818)	$(6,360)	$(483,635)	$(59,715)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.005)	$(0.00)	$(0.013)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	40,437,581	27,310,112	37,757,205	25,069,624

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Shares			Additional	Retained
			Stock	Paid-In	(Deficit)
	Shares	Amount	Subscriptions	Capital	Earnings	Total

Balance at October 1, 2023	619,085	$62	$1,547	$35,454	$(401,016)	$(363,953)

Common Shares Issued for Stock Subscriptions	15,470,000	1,547	(1,547)	—	—	—

Common Stock issued for Conversion of Debentures	2,160,000	216	—	215,784	—	216,000

Common Stock issued for Cash	9,061,027	906	—	—	—	906

Net loss for the period	—	—	—	—	(59,715)	(59,715)

Balance at June 30, 2024	27,310,112	$2,731	$—	$251,238	$(460,721)	$(206,751)

Balance at October 1, 2024	33,745,491	$3,374	$75	$500,625	$(537,212)	$(33,138)

Common Shares Issued for Stock Subscriptions	750	—	(75)	75	—	—

Common Stock issued for Cash	6,004,000	600	—	693,401	—	694,001

Common Stock issued for Services	2,431,000	244	—	3,865	—	4,109

Net loss for the period	—	—	—	—	(483,635)	(483,635)

Balance at June 30, 2025	42,181,241	$4,218	$—	$1,197,966	$(1,020,847)	$181,337

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30, 2025	FOR THE NINE MONTHS ENDED JUNE 30, 2024

Cash Flow from Operating Activities:

Net Loss	$(483,635)	$(59,715)
Adjustments to reconcile net loss to net cash used in operating activities	—	—
Noncash expenses	4,109
Changes in working capital items:
Accounts payable	2,070	16,050
Deposits – Related Parties	(11,023)	—
License payable – Related Parties	(7,400)	—
Debenture interest	—	16,000

Net Cash Used in Operating Activities	(495,879)	(27,665)

Net Cash Flow from Investing Activities	—	—

Net Cash Flow from Financing Activities
Advances from Related Parties	—	11,500
Issuance of common stock for cash	694,001	25,896

Net Cash Provided by Financing Activities	694,001	37,396

Net Change in Cash:	198,122	9,731

Beginning Cash:	$15	$415

Ending Cash:	$198,137	$10,146

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed financial statements

x

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms Inc., a Delaware corporation, (“Global Innovative Platforms,” “Canning Street,” “the Company,” “We,” “Us” or “Our”) is a publicly quoted company in the business of measuring gas outflow in pets and agriculture for diagnosis treatment of illness. We are pursuing opportunities for growth and will seek capital in return for shares of our common stock to create value for our shareholders although there is no guarantee that the Company will be able to successfully close such transactions.

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

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income, incurred a loss of $483,635 in the nine months ended June 30, 2025, and had a retained deficit of $1,020,847 as of June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2025 and September 30, 2024 our cash balance was $198,137 and $415, respectively.

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

Fixed Assets

We owned no fixed assets as of June 30, 2025, or September 30, 2024.

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

We were not party to any lease transactions during the nine months and the three months ended June 30, 2025 or June 30, 2024.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams. During the nine months and the three months ended June 30, 2025 and June 30, 2024, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine months and the three months ended June 30, 2025 and June 30, 2024.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine months ended June 30, 2025 and 2024.

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

For the nine months ended June 30, 2025 the Company issued 1,500,000 shares for $1,188 of services valued at $2,550.

Related Party Accruals

During the year ended September 30, 2023, and modified as of August 27, 2024, the Company entered into a contract (see note 7) with a party who has the right to obtain 638,532 shares. The contract obligated us to an upfront payment of $50,000 which was expensed in the year ended September 30, 2023 and we paid $17,600 under this arrangement during the year ended September 30, 2024 and incurred $50,000 and $126,667 in license fees during the quarter and the nine months ended June 30, 2025.

We also paid a related party for $13,500 and $4,500 in rent and $150,000 and $50,000 in services for the nine months and the quarter ended June 30, 2025, respectively.

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

The sources and tax effects of the differences for the periods presented are as follows:

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	—	—

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Nine Months Ended June 30, 2025	Nine Months Ended June 30, 2024
Tax credit (expense) at statutory rate (26%)	$125,745	$15,253
Increase in valuation allowance	(125,745)	(15,253)
Net deferred tax assets	$—	$—

GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

As of June 30, 2025, the Company had a federal net operating loss carryforward of approximately $1.0 million. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019, and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the years ended September 30, 2024, 2023, 2022 and 2021, are currently open to audit by federal and state jurisdictions.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended June 30, 2025, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time other than our Patent and License Know-How Agreement with Defiant Technologies, Inc. entered into on August 18, 2024.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of June 30, 2025, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding during the nine months ended June 30, 2025.

No series of preferred stock or rights for preferred stock have been designated as of June 30, 2025.

Common Stock

As of June 30, 2025, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

As of September 30, 2024, 33,745,491 shares of common stock were issued and outstanding; as of June 30, 2025 there were 42,181,241 shares outstanding.

 GLOBAL INNOVATIVE PLATFORMS, INC.

Notes to the Condensed Financial Statements

(Unaudited)

Warrants

No warrants were issued or outstanding during the three months ended June 30, 2025.

Stock Options

As of and Prior to June 30, 2025, we had no stock option plan. On August 9, 2025, the Company adopted the Global Innovative Platforms, Inc. 2025 Omnibus Equity Incentive Plan. See Note 8 for an overview of this plan.

No stock options were issued or outstanding during the nine months and three months ended June 30, 2025.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2025, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements, except as follows.

On July 1, we acquired a VOCAM Plus unit from Defiant Technologies for an aggregate purchase price of $55,115. We had previously deposited $11,023 on this purchase and paid the remaining balance of $44,092 in July, 2025.

On August 9, 2025, the Company adopted the Global Innovative Platforms, Inc. 2025 Omnibus Equity Incentive Plan (the “Plan”) to benefit the Company and its stockholders, by assisting the Company and its subsidiaries to attract, retain and provide incentives to key management employees, directors, and consultants of the Company and its Affiliates, and to align the interests of such service providers with those of the Company’s stockholders. Accordingly, the Plan provides for the granting of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Appreciation Rights, Performance Stock Awards, Performance Unit Awards, Unrestricted Stock Awards, Distribution Equivalent Rights or any combination of the foregoing. The aggregate number of Shares that may be issued under the Plan shall not exceed 8,000,000 Shares. Shares may be awarded (or sold) to Employees, Directors or Consultants under the Plan which are not subject to Restrictions of any kind, in consideration for past services rendered thereby to the Company or an Affiliate or for other valid consideration.

The Plan shall continue in effect, unless sooner terminated until the tenth (10th) anniversary of the date on which it is adopted by the Board (except as to Awards outstanding on that date).

Under the plan, On August 9, 2025, we agreed to issue 1,500,000 shares to an independent consultant.

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

RESULTS OF OPERATIONS

On May 19, 2025 , we filed a registration statement and form pursuant to Rule 253(g)(2) which outlined our business and business plan. The following is an update of further progress since that date.

●	Team Expansions

o	We welcomed Roger Hayes as VP of Business Development on July 1, 2025, after his contributions behind the scenes for over a year.

o	Rob Tavzel has formalized an agreement to lead the development of our initial Heartworm Breath Signature.

o	Our veterinary team of Dr. Lindsay Starkey, Dr. Elyssa Campbell, and Dr. Mike Greenberg, has added Angela Tolbert, all driving our research forward.

Dr. Elyssa Campbell with Callie

●	Operational Milestones

o	On July 1, 2025, we received a new VOCAM Plus unit, boasting industry-leading sensitivity 500 parts per trillion for point-of-care animal diagnostics.

o	We have collected over 100 dog breath samples (heartworm-positive and control) with data submission to our print team by the end of August, 2025 to create the initial “Heartworm Breath Signature” for mature heartworm detection (post-six months).

o	On July 8, 2025, we launched a seven-month study with a nationally recognized animal research laboratory, TRS Labs in Georgia, to explore early heartworm detection through our technology. The potential of early detection could enable preventatives to halt disease progression, reducing harm and costs. It could also potentially detect infection before the six-month limitation with current point of care tests.

o	We are currently engaged through a non-disclosure agreement with a large, global animal wellness company on a contract-driven project for diagnostic testing and the collection of breath sample data. This initiative is structured to generate revenue during the project term while also providing valuable data to support our future diagnostic offerings. While there is no assurance of long-term agreements, the project is expected to contribute to near-term revenue beginning in the current fiscal year.

o	We have entered into a non-disclosure agreement with Defiant Technologies to explore potential opportunities for acquiring non-exclusive licensing rights to additional breath signature applications in the human health space. Defiant Technologies has an established history of deploying its technology with the U.S. Department of Defense and has participated in discussions with Harvard University regarding research in this area.

For the Three Months Ended June 30, 2025

Revenue

We did not recognize revenue during the three month periods ended June 30, 2025 and 2024, as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended June 30, 2025, we incurred general and administrative expenses of $211,818, comprised of $50,000 for license fees, $8,962 of research costs, $54,110 of offering costs related directly and indirectly to our registration statement filed in May, 2025, $87,756 of executive and administrative compensation, professional fees of $3,256 and administrative costs of $7,734. During the three months ended June 30, 2024, we incurred general and administrative expenses of $6,360, comprised of professional fees of $1,500 and administrative costs of $4,860. The advancement of the Company’s business plan in the form of research, license fees and executive support along with the cost of completing a registration of the company’s common stock resulted in the increase during the comparative periods.

Operating Loss

During the three months ended June 30, 2025 and 2024, we incurred operating losses of $211,818 and $6,360, respectively, due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the three month periods ended June 30, 2025 and 2024, we did not recognize any interest and other income (expenses), net.

Loss before Income Tax

During the three month periods ended June 30, 2025 and 2024, we incurred a loss before income taxes of $211,818 and $6,360, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three month periods ended June 30, 2025 and 2024 as we incurred taxable losses in the periods.

Net Loss

During the three month periods ended June 30, 2025 and 2024, we incurred net losses of $211,818 and $6,360, respectively, due to the factors discussed above.

For the Nine Months Ended June 30, 2025

Revenue

We did not recognize any revenue during the nine months ended June 30, 2025, as we had no revenue generating activities during this period.

General and Administrative Expenses

During the nine months ended June 30, 2025, we incurred general and administrative expenses of $483,635, comprised of $126,667 for license fees, $20,733 of research costs, $69,025 of offering costs related directly and indirectly to our registration statement filed in May, 2025, $239,439 of executive and administrative compensation, professional fees of $17,107, and administrative costs of $10,664. During the nine months ended June 30, 2024, we incurred general and administrative expenses of $59,715 comprising professional fees of $9,500 and administrative costs of $28,215. We had $22,000 in due diligence fees during the nine months ended June 30, 2024. The advancement of the Company’s business plan in the form of research, license fees and executive support along with the cost of completing a registration of the company’s common stock resulted in the increase during the comparative periods.

Operating Loss

During the nine month periods ended June 30, 2025 and 2024, we incurred an operating loss of $483,635 and $59,715, respectively, due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the nine month periods ended June 30, 2025 and 2024, we did recognize any interest any other income (expenses), net.

Loss before Income Tax

During the nine months ended June 30, 2025, we incurred a loss before income taxes of $483,635 and $59,715, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine month periods ended June 30, 2025 and 2024, as we incurred taxable losses in both periods.

Net Loss

During the nine month periods ended June 30, 2025 and 2024, we incurred net losses of $483,635 and $59,715, respectively, due to the factors discussed above.

LIQUIDITY

On June 30, 2025, we had total current assets of $209,160. On June 30, 2025 we had total liabilities of $27,823.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2025 and 2024, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the nine months ended June 30, 2025 and 2024 were as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2024

Net Cash Used in Operating Activities	$(495,879)	$27,665
Net Cash Flows from Investing Activities	—	—
Net Cash Flows from Financing Activities	694,001	37,396

Net Movement in Cash and Cash Equivalents	$198,122	$9,731

Operating Activities

During the nine months ended June 30, 2025, we incurred a net loss of $483,635 which after adjustments for noncash expenses of $4,109, an increase in accounts payable of $2,070, related party deposits of $11,023, and a reduction in License payable – Related Parties of $7,400 resulted in net cash of $495,879 being used in operations.

Investing Activities

During the nine months ended June 30, 2025, we had no investing activities.

Financing Activities

During the nine months ended June 30, 2025, we had $694,001 in financing activities which was collected entirely from the sale of common stock.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and is a publicly quoted company in the business of measuring gas outflow in animals (including pets and agriculture) for diagnosis and treatment of illness.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2025, we have no off-balance sheet arrangements.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the nine months ended June 30, 2025, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

2025 Omnibus Equity Incentive Plan

On August 9, 2025, the Company adopted the Global Innovative Platforms, Inc. 2025 Omnibus Equity Incentive Plan (the “Plan”) to benefit the Company and its stockholders, by assisting the Company and its subsidiaries to attract, retain and provide incentives to key management employees, directors, and consultants of the Company and its Affiliates, and to align the interests of such service providers with those of the Company’s stockholders. Accordingly, the Plan provides for the granting of Non-qualified Stock Options, Incentive Stock Options, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Appreciation Rights, Performance Stock Awards, Performance Unit Awards, Unrestricted Stock Awards, Distribution Equivalent Rights or any combination of the foregoing. The aggregate number of Shares that may be issued under the Plan shall not exceed 8,000,000 Shares. Shares may be awarded (or sold) to Employees, Directors or Consultants under the Plan which are not subject to Restrictions of any kind, in consideration for past services rendered thereby to the Company or an Affiliate or for other valid consideration.

The Plan shall continue in effect, unless sooner terminated until the tenth (10th) anniversary of the date on which it is adopted by the Board (except as to Awards outstanding on that date).

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

The License Agreement obligated us to make an upfront payment of $10,000 paid thirty days from the date of the License Agreement, $50,000 during the first quarter following the Effective Date and then $50,000 per quarter thereafter until the full $250,000 was paid. To date, we have paid $135,000 to Defiant and we are current under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement

ITEM 5B. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.20 (1)

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure (1)

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

10.3	2025 Omnibus Equity Incentive Plan dated August 9, 2025*

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

GLOBAL INNOVATIVE PLATFORMS, INC.

(Registrant)

Dated: August 19, 2025	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)