Form 10-K
period 2025-09-30
Global Innovative Platforms Inc.
filed 2026-01-13
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56255

GLOBAL INNOVATIVE PLATFORMS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3816149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 LEXINGTON GREEN LN SANFORD, florida	32771
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(Former name, former address and former fiscal year, if changed since last report)

N/A

321.250.3739

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 252.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐ Yes ☒ No

As of September 30, 2025, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $2,637,128 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s first fiscal quarter of year ending September 30, 2026 of $.111 per share.

As of January 9, 2026, there were 46,754,241 shares of common stock issued and outstanding.

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

Overview

Advancements in technology have opened up numerous opportunities in the area of detecting and analyzing gasses for health-related information. Various tests and devices have been developed over the years that monitor air quality and assist in the diagnosis and treatment of disease. Many diseases and conditions leave indications of their presence in the form of Volatile Organic Compounds (VOCs) that occur in various patterns we call breath prints. Equipment has evolved to capture these prints and new Machine Learning technologies (Artificial Intelligence) are able to detect such patterns using sampling. The mere existence of the VOC is of some value, but other factors such as timing, combinations with other VOCs and quantities of VOCs are also of importance. We are a medical technology company focused on applying these advancements in animals and agriculture. We have identified several opportunities. We are prioritizing the development of a breath test to detect heartworm in dogs. We believe the same test can also be utilized to identify response to therapy. Our licensed rights include all animal related applications.

The current leading heartworm test, antigen detection with a blood sample, typically requires the heartworm itself to be approximately six months old in order to be detected. Breath analytics involves the collection, processing, and analysis of breath samples to identify biomarker patterns associated with heartworm and ultimately a full panel of diseases in dogs (including other agricultural applications as well). One potential major benefit is that the test can detect heartworm at earlier stages of its life rather than full maturity, thus the 6-month requirement is substantially lessened, blood collection is no longer required, the population of non-detected cases may be decreased, and the suffering of animals may be reduced. Currently, it is estimated that 50-60% of dogs in the U.S. are on heartworm preventives (AHS).

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

Regarding the breath test, we connect the breath sample to be analyzed by our VOCAM Plus unit where the artificial intelligence software processes the results and displays them on a smart device. The process takes about 10 minutes. We believe we will be able to isolate a breath print for heartworm that can be identified in all dogs for use in a test that outperforms traditional blood-based testing in a cost-effective manner. Our strategy is not focused on commercializing the components individually. Rather, the initial focus is on commercializing the combination of the two components, which is the Heartworm Breath Test. The VOCAM Plus unit is sophisticated enough to read Parts Per Trillion in samples provided.

The FROG unit operates with similar functionality and is well suited for feed, water, soil, and air samples which would go directly through the included collection wand.

Global Innovative Platforms is in the Algorithm Development stage of our Heartworm Breath Test We began algorithm development studies for our Heartworm Breath Test in March 2025. In this phase we seek to develop the algorithm for our device. In this phase, we will gather additional samples from heartworm positive dogs as well as heartworm negative dogs in order to finish developing the algorithm needed for the test. We currently have access to 60 dogs for testing samples, including 23 heartworm positive dogs. We believe this number of samples is sufficient to finalize the algorithm. Once this phase is complete, we will progress to the blinded confirmation of the algorithm test. We will utilize approximately 100 breath samples to create initial efficacy statistics. Once we have a baseline, we will do additional tests to create market desired statistics. Over the next several months we have verification and validation studies planned for the components of the Heartworm Breath Test. Highlights to date of the Development Study are below:

The graphic above depicts six chromatogram images overlayed on top of each other from our proprietary software, Ellvin. These samples were gathered during the Development Study in October of 2024. The peaks and valleys depict ionizing Volatile Organic Compounds at specific time frames and temperatures.

In the Development Study, we identified the pattern of VOCs we believe will successfully indicate the presence of heartworms in dogs. We were able to identify VOC’s, with a small sample size, that identify a breathprint for the presence of heartworm in dogs without any false positives. We tested a sample size consisting of eight dogs for heartworm to conduct the Development Study. The goal of this study was to determine viability of a non-invasive heartworm breath test by utilizing the VOCAM Plus and our breath capture device. The initial tests were performed by Dr. Lindsay Starkey, a leading parasitologist and Professor at Oklahoma State University, at the TRS lab in Atlanta Georgia on October 25 and 26, 2024. In total, eight dogs were tested. Six of the dogs were heartworm positive and two were heartworm negative. The two heartworm negative dogs tested did not yield a false positive result. These tests showed us that the heartworm positive dog’s breath can be gathered at acceptable levels, analyzed by the VOCAM, and showed commonalities within the breath on the associated software. The significance of the results was that our methodology has proven to be functional to perform further testing. We cannot guarantee that additional equipment may not be needed to achieve statistical significance in our findings.

Data analysis will follow. We anticipate the completion (note that revisions will potentially be made based on data we obtain from use over time) of the components, the Heartworm Breath Test, and the verification and validation studies in 2026 that will be acceptable to begin commercialization.

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

We are a corporation that exists under the laws of Delaware. Our corporate office, located in the Orlando, Florida area, is responsible for establishing strategic partnerships and expanding sales and marketing efforts in the U.S. market, with potential for expansion into other opportunities at a later date.

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

We are developing a proprietary end-to-end breath and air analytics platform. The intended use of our platform is to enable breath testing for the detection of infection, monitor response to therapy, and identify potentially toxic environmental and food conditions for many types of animals. We are prioritizing heartworm testing in dogs because it has the simplest path of adoption. We believe this platform will be able to detect heartworms via the analysis of breath beyond the current population of patents for heartworm testing. We do not have any plans to pursue any applications, other than disease detection, at this time .When compared with other disease detection methods, breath analytics may have many advantages including its non-invasive and accessible nature. Additionally, if our development efforts are successful, we believe that breath collection could be facilitated by a non-skilled employee with minimal instruction. We envision the test could be accessible to populations in need today and in the future. The units are compact in size, making both units extremely transportable. We utilize a proprietary artificial intelligence software to analyze our data and are confident that it will be reliable for our purpose. The software is called Ellvin and is controlled by Defiant Technologies.

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

Heartworm Breath Test

The Heartworm Breath Test in development consists of three components:

●	Breath Collection Device – to collect shallow breath samples;

●	VOCAM Plus Gas Chromatograph – to process breath samples; and

●	Machine Learning Algorithm– to analyze the unique, breath spectral data from the Gas Chromatograph

Our Breath Capture Device is used to collect shallow breath from dogs. It can be modified to fit different muzzle sizes and animals. If we replicate our approach successfully, it could be customized for other agricultural applications. Breath samples collected with the Breath Capture Device are processed using our licensed VOCAM Plus gas chromatograph (the “Gas chromatograph”). The Gas chromatograph is a laboratory device used to process breath samples received from multiple collection points. We do not currently plan to build an exclusive laboratory. We anticipate that we will engage existing labs in New Mexico and Oklahoma that have the capacity to meet the demand of forecasted sample collection for ongoing development and pre-commercialization activities. If the Breath Test receives appropriate industry credentials and gains wider market acceptance; we plan to, directly or with partners, create a network of offices that function as commercial laboratories in the U.S. and Canada to analyze collected breath samples. Units may be placed at animal healthcare facilities and charged on a per use basis through the use of Bluetooth or 5G connection. Once multiple disease breath prints are available; the Veterinarian, or user, could use the information for additional diagnostic information.

The Breath Capture Device has been utilized to collect dogs’ breath and feed the sample into the VOCAM. The VOCAM has analyzed each sample and produced a chromatogram to display results. The VOCAM Plus and Frog are GC-PIDs.

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

Our Heartworm Breath Test has three components; all of which have been proven as functional and satisfactory. The VOCAM Plus is already in production and has been tested successfully to analyze VOC’s. It is currently used to identify VOC’s successfully in different applications, such as air quality testing by Defiant Technologies. The A.I. software is called Ellvin. Ellvin is a proprietary software created and controlled by Defiant Technologies for usage with the VOCAM Plus and FROG. It is functional in controlling the VOCAM Plus and FROG as well as showing the results of the VOC analysis in the form of graphs. Based on the results of our October 2024 study, which only had a limited sample size consisting of eight samples, and a University of Michigan study published in the in the Journal of American Medicine (see “Portable Breath-Based Volatile Organic Compound Monitoring for the Detection of COVID-19 During the Circulation of the SARS-CoV-2 Delta Variant and the Transition to the SARS-CoV-2 Omicron Variant” published by Ruchi Sharma, PhD, et al, dated February 28, 2023), which indicated that a GCPID, built by Defiant, can identify Covid 19, we believe the Breath Capture Device demonstrated functionality in preliminary testing to adequately provide the appropriate amount of breath for a sample to be appropriately analyzed by the VOCAM Plus and the FROG, with the results being displayed on Ellvin.

We have identified initial breath signatures for mature-stage heartworm in dogs, as well as a breath signature associated with early-stage heartworm infection. Current point-of-care testing methods are only able to detect heartworm once the infection has reached a mature stage at approximately six months, post infection. Following development of the breath signature markers, the Company has compared thirty-five samples against its model and achieved 100% accuracy in research laboratory settings. Additional research and validation efforts to advance this technology toward commercialization are ongoing.

Furthermore, the Company intends to continue development of non-invasive breath tests designed to detect up to nine diseases in dogs. This approach could enable a multi-disease testing panel from a single breath sample, reducing reliance on traditional needle sticks and stool-based diagnostics for canine disease and offering a more efficient, pet-friendly method aligned with modern veterinary practices.

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

Interoperability: The VOCAM Plus and Frog have the ability to connect to a smart device with a Bluetooth or 5G connection. The smart device can run the proprietary Windows based program that can control the machines. Alternatively, a wire can be used to connect the VOCAM Plus and FROG to the smart device for control and analysis.

Cost-Saving Benefits: It is our goal for our products to allow customers to not only conserve money with our breath analysis technology, but also to provide faster and more efficient results than any product on the market. Our goal is to also potentially save on treatment through early detection of multiple diseases.

Competition

We are not aware of any other significant company working on Animal Breathomics, using breath from animals to detect various disease states.

Currently, the three most popular Heartworm tests on the market are available through Idexx, Antech, and Zoetis. These animal health diagnostic companies provide antigen testing opportunities to the veterinary community centered on the collection and testing of a blood sample. The sample can be processed one of two ways; utilized on an in-clinic test for detection of heartworm antigen or sent to the reference lab facility for the same or a similar test centered on detecting antigen in the blood sample. There is not a test on the market that performs with 100% sensitivity and 100% specificity, leaving room for improvement in the test performance arena. Furthermore, current tests rely on the age of the heartworms to be 6 months following the initial infection. This delay in being able to reliably detect heartworm infection creates issues for the veterinarian, the pet owner, and the pet itself. Irreversible damage occurs to the dog’s vessels as soon as heartworms are present in the bloodstream, which occurs before antigen-based tests can detect the infection. Additionally, the frustrations to the vet and the pet owner to have to wait a period of 6 months following adoption or a lapse in compliant use of heartworm preventative to reliably know if the pet does or does not have heartworm begs for improvements as well.

Our Competitive Strengths

We believe the following strengths differentiate us from our competitors and are key drivers of our success:

1.	Earlier Detection of each abnormality. Currently Heartworm, for example, typically cannot be detected in dogs with an infection present for less than six months. We anticipate being able to identify Heartworm presence at earlier stages due to the nature of our test. Our licensed rights include all animal related applications.

2.	The quantitative nature of the breath technology allows for the ability to monitor the response to prescribed treatments.

3.	Non-invasive. Our processes utilize breath and air, not needles.

4.	Constantly improving Artificial Intelligence software. Over time it will get even more accurate and be able to expand into multiple abnormalities with a single sample.

5.	We believe that we will offer a more cost-effective alternative as we believe our direct costs (deionized water and minor cleansing agents for resetting) and amortized costs over the life of the VOCAM Plus Unit and breath capture device are both less than a dollar per use (as opposed to approximately $5 dollars plus discounts for the current market leaders).

6.	Potentially combined to test for a myriad of disease from a single sample.

As a start-up company in the animal healthcare testing industry, we will be at a disadvantage to other more established and better capitalized companies that we are in competition with.

Compliance with Government Regulation

We are not aware of any pending or probable regulations that would have an impact upon our operations. The FDA does have regulatory oversight over devices intended for animal use and can take appropriate regulatory action if an animal device is misbranded or adulterated. Pre-market approval is not required. The FDA does not require submission of a 510(k), pre-market approval, or any pre-market approval for devices intended for animal use. Device manufacturers who exclusively manufacture or distribute animal devices are not required to register their establishments or list animal devices with FDA and are exempt from post-marketing reporting. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

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

The License Agreement obligated us to make an upfront payment of $10,000 paid thirty days from the date of the License Agreement, $50,000 during the first quarter following the Effective Date and then $50,000 per quarter thereafter until the full $250,000 was paid. To date, we have paid $150,000 ($142,400 for the year ending September 30, 2025) to Defiant and we are current under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of September 30, 2025, our last fiscal year.

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

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to general reporting companies. These provisions include:

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

Intellectual Property

While the Company does not own any patents or other intellectual property directly, it has secured rights to certain intellectual property (“Licensed IP”) through a Patent and Know-How License Agreement (the “License Agreement”) with Defiant Technologies Inc., entered into on August 18, 2023. The Licensed IP includes patents and technical know-how that are material to the Company’s planned product development and commercialization with such technology covering technologies that allow the products to be smaller and less expensive than competitors without a significant loss in performance to be used solely in the animal testing market worldwide. All patents are 20-year utility patents that were awarded in the year indicated below. The material patents under the License Agreement are as follows:

Title	Owned or License Type.	Patent No.	Issuance Date	Comments

Folded passage gas chromatography column	Licensed Patents (U.S.)	8,635,901	2014
Microfabricated Teeter-Totter Resonator	Licensed Patents (U.S.)	6,820,469	2004	*
Method for Chemical Sensing Using a Microfabricated Teeter-Totter Resonator	Licensed Patents (U.S.)	6,823,720	2004	*
Process to Form Mesostructured Films	Licensed Patents (U.S.)	5,858,457	1999	*
Mass-Sensitive Chemical Preconcentrator	Licensed Patents (U.S.)	7,168,298	2007
Non-Planar Microfabricated Gas Chromatography Column	Licensed Patents (U.S.)	7,273,517	2007
Non-Planar Chemical Preconcentrator	Licensed Patents (U.S.)	7,118,712	2006
Modular manifold for integrated fluidics and electronics	Licensed Patents (U.S.)	7,685,864	2010
Tortuous Path Chemical Preconcentrator	Licensed Patents (U.S.)	7,779,280	2010
Methods for Improved Preconcentrators	Licensed Patents (U.S.)	7,727,314	2010
Microfabricated thermionic detector	Licensed Patents (U.S.)	8,298,448	2012
Chemical Preconcentrator	Licensed Patents (U.S.)	6,171,378	2011

* The technology from the expired patents has become obsolete and has been replaced with new designs. Defiant (the licensor) decided to keep the new innovations as trade secrets to avoid public disclosure of the technology, which we believe does not have a material impact on the business. No further action will be taken on expired patents.

The Company relies on the Licensed IP to support its business strategy and product development initiatives. Additional details regarding the License Agreement, including financial obligations and termination provisions, are provided on page 25 under “Overview of Business Over the Last Five Years.” The Company may seek to acquire or license additional intellectual property in the future as its business evolves.

Revenue

We have not recorded any revenue for the years ended September 30, 2025 and 2024 but have billed and collected $85,000 subsequent to September 30, 2025 through the date of this filing.

Factors Effecting Future Performance

For the years ended September 30, 2025 and September 30, 2024, the Company generated no revenue and remained in the research and development stage. During this period, the Company made measured progress toward executing its business plan, primarily through advancement of its research, diagnostic technology, algorithm development, and validation activities. Additional external financing is required to fully implement the Company’s business plan.

Offices

The mailing address of our company is 570 Lexington Grenn LN Sanford, FL, 32751 Additional space is provided without charge from our President, Andrew Brown, for a term of one year from January 2024 through 2025, is approximately 500 square feet. The mailing address is a shared office and residential space. Our main telephone number is 321-230-3739.

Litigation

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

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

Risks Related to Our Company

We have a retained deficit and anticipate future losses. As of September 30, 2025, we had a retained deficit of approximately $1,250,000. Future losses are likely to occur until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. As a result, we may not have sufficient funds to grow our operations. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended September 30, 2025, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our company has a limited operating history and an evolving business model which raises doubt about our ability to achieve profitability or obtain financing. Our company only has a couple of years of operating history. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operations and we have a limited history of performance, revenue, earnings, and success. There can be no assurance that we will achieve profitability or obtain future financing. There are many established venture capital and financial concerns that may be developing alternatives that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investors should be aware that there are various risks associated with our business, including the risks discussed below. Investors should carefully consider these risk factors, as well as the other information contained in this annual report, in evaluating our business and us.

There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after our business plan has been implemented.

The speculative nature of our business plan may result in the loss of investor’s investment. Our operations are in the start-up or stage only and are unproven. We may not be successful in implementing our business plan to become profitable. There may be less demand for our services than we anticipate. There is no assurance that our business will succeed, and investors may lose their entire investment.

The business plan and operations of the Company have been delayed in the past as we were confronted by further delays in implementing our plan. One of the delays were the result of the death of Dr. Bryon Blagburn in April 2024, who was a leading pioneer in breath analysis in animals and was engaged by our company to direct our heartworm testing protocols. We were able to replace Dr. Blagburn with Dr. Lindsay Starkey and Dr. Elyssa Campbell, a parasitologist. Further, in the future, we may be delayed in implementing our business plan for a number of reasons, including lack of capital, issues with testing our products and our inability to hire and train additional personnel. As such, it is possible that we may not meet all, or any, of the goals we have outlined in our business plan. In the event that we cannot develop the means to progress our business plan, it is possible that we may eventually cease all Company activity.

General economic factors may negatively impact the market for our veterinary products. The willingness of pet owners and the agricultural industry to spend money on our products may be dependent upon general economic conditions; and any material downturn may reduce the likelihood of such parties incurring costs toward what some consumers may consider a discretionary expense item.

A wide range of economic and logistical factors may negatively impact our operating results. Our operating results will be affected by a wide variety of factors that could materially affect revenues and profitability, including the timing and cancellation of customer orders and projects, competitive pressures on pricing, availability of personnel, and market acceptance of our services. As a result, we may experience material fluctuations in future operating results on a quarterly and annual basis which could materially affect our business, financial condition and operating results.

If we fail to advertise effectively and efficiently, the growth of our business may be compromised. The future growth and profitability of our business will be dependent in part on the effectiveness and efficiency of our advertising and promotional expenditures, including our ability to (i) create greater awareness of our services and their value proposition, (ii) determine the appropriate creative message and media mix for future advertising expenditures, and (iii) effectively manage advertising and promotional costs in order to maintain acceptable operating margins. There can be no assurance that we will experience benefits from advertising and promotional expenditures in the future. In addition, no assurance can be given that our planned advertising and promotional expenditures will result in increased revenues, will generate levels of service and name awareness or that we will be able to manage such advertising and promotional expenditures on a cost-effective basis.

We have a limited operating history with losses, and we expect the losses to continue, which raises concerns about our ability to continue as a going concern. We have generated minimal revenues since our inception and will, in all likelihood, continue to incur operating expenses with minimal revenues until we are able to successfully develop our business. Our business plan will require us to incur further expenses. We may not be able to ever become profitable. We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. These circumstances raise concerns about our ability to continue as a going concern. We have a limited operating history and must be considered in the start-up stage. Our management has been able, thus far, to finance the operations through equity financing and cash on hand. There is no assurance that our company will be able to continue to finance our company on this basis.

Without additional financing to develop our business plan, our business may fail. Because we have generated only minimal revenue from our business and cannot anticipate when we will be able to generate meaningful revenue from our business, we will need to raise additional funds to conduct and grow our business. We do not currently have sufficient financial resources to completely fund the development of our business plan. We anticipate that we will need to raise further financing. We can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders.

If we are unable to recruit or retain qualified personnel, it could have a material adverse effect on our operating results and stock price. Our success depends in large part on the continued services of our sole executive officer and third-party scientific and other relationships. We currently do not have key person insurance on these individuals. The loss of these people, especially without advance notice, could have a material adverse impact on our results of operations and our stock price. It is also very important that we be able to attract and retain highly skilled personnel. Competition for qualified personnel can be intense, and there are a limited number of people with the requisite knowledge and experience. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.

If we fail to effectively manage our growth our future business results could be harmed. As we proceed with our business plan, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

It is possible that the Coronavirus (“Covid-19”) pandemic could cause long-lasting stock market volatility and weakness, as well as long-lasting recessionary effects on the United States and/or global economies. Should the negative economic impact caused by the COVID-19 pandemic and the responses thereto result in continuing long-term economic weakness in the United States and/or globally, our ability to expand our business would be severely negatively impacted. It is possible that our company will not be able to sustain itself during any such long-term economic weakness. The COVID-19 pandemic has, to date, had minimal impact on our operations.

Our internal control over financial reporting may be ineffective. We do not have the internal infrastructure necessary, and are not required, to complete an attestation about our financial controls that would be required under Section 404 of the Sarbanes-Oxley Act of 2002. There can be no assurances that there are no significant deficiencies or material weaknesses in the quality of our financial controls. We expect to incur additional expenses and diversion of management’s time when it becomes necessary to perform the system and process evaluation, testing and remediation required to comply with the management certification and auditor attestation requirements.

If our techniques for managing risk are ineffective, we may be exposed to unanticipated losses. In order to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to market, operational, legal and reputational risks. Our risk management methods may prove to be ineffective due to their design or implementation or as a result of the lack of adequate, accurate or timely information. If our risk management efforts are ineffective, we could suffer losses or face litigation, particularly from our clients, and sanctions or fines from regulators. Our techniques for managing risks may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause losses to be significantly greater than historical measures predict. Our more qualitative approach to managing those risks could prove insufficient, exposing us to unanticipated losses in our net asset value and therefore a reduction in our revenues.

We cannot assure that we will have the resources to repay all of our liabilities in the future. We have liabilities and may in the future have other liabilities to affiliated or unaffiliated lenders. These liabilities represent fixed costs, which are required to be paid regardless of the level of business or profitability experienced by us. We cannot assure that we will not incur debt in the future, that we will have sufficient funds to repay our indebtedness or that we will not default on our debt, jeopardizing our business viability. Furthermore, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct our business. We may utilize purchase order financing from third party lenders when we are supplying or distributing consumer goods, which increases our costs and the risks that we may incur a default, which would harm its business reputation and financial condition. We cannot assure that we will be able to pay all of our liabilities, or that we will not experience a default on our indebtedness.

There is no assurance that Breath analysis in general will achieve results better than existing tests, including heartworm. Through all the testing and research to date, ample sizes to date, even with promising results, are not large enough to definitively say the VOCs that matter for a certain test (breath, environment, etc.) are wholly present or not. Breath analysis in general may not achieve widespread adoption for any of its potential applications, including ours.

There is no assurance that Heartworm Breath Analysis will achieve or exceed current industry standards. As referred to in “Competition”, we are conducting further tests that may achieve better results than the current industry standards in the coming year due to advancements in tools available.

Reliance on Defiant Technologies Inc. License Agreement: Our ability to develop and commercialize future breath and air markers is heavily dependent on the License Agreement with Defiant Technologies Inc. for the use of its VOCAM Plus technology. We rely on patents, know-how, and proprietary technology licensed from Defiant Technologies to generate critical data unique to the VOCAM Plus system. This data is not transferable to alternative technologies from other vendors, and transitioning to new technology would require significant rework of data collection processes, potentially delaying or halting development. If the License Agreement with Defiant Technologies is terminated, not renewed, or if we are unable to secure continued access to the VOCAM Plus technology on commercially reasonable terms, we may be unable to sustain our development efforts. Furthermore, disputes may arise with Defiant Technologies regarding intellectual property subject to the License Agreement, including, but not limited to:

●	The scope of rights granted under the License Agreement;
●	Ownership or control of intellectual property developed during the term of the agreement;
●	Obligations to maintain confidentiality of proprietary information;
●	Payment disputes or disagreements over royalty obligations.

If such disputes prevent or impair our ability to maintain the License Agreement on acceptable terms, or if Defiant Technologies restricts our access to the VOCAM Plus technology, we may be unable to successfully develop and commercialize our breath and air marker products. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Expired Patents on Licensed Technology: Our development and commercialization of breath and air marker products depend significantly on the License Agreement with Defiant Technologies Inc. for the VOCAM Plus technology, which includes certain patents, know-how, and proprietary technology. Some of the patents underlying this licensed technology have expired or may expire during the term of the License Agreement. Expired patents no longer provide exclusive rights to the technology, potentially allowing competitors to develop similar or identical technologies without infringing on patent protections. This could result in increased competition, reduced market share, and downward pressure on pricing for our products. Additionally, while we rely on Defiant Technologies’ know-how and proprietary technology to maintain a competitive advantage, there can be no assurance that these non-patented assets will sufficiently differentiate our products or prevent competitors from replicating key aspects of the VOCAM Plus technology. If we are unable to leverage the remaining patented technology, know-how, or proprietary advancements effectively, or if competitors develop comparable technologies, our ability to successfully develop and commercialize our breath and air marker products could be materially impaired, adversely affecting our business, financial condition, and results of operations.

Our stock will in all likelihood continue to be thinly traded and as a result investors may be unable to sell at or near ask prices or at all if i investors need to liquidate their shares.

The shares of our common stock are currently thinly traded, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

We cannot give any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we cannot give investors any assurance that they will be able to sell their shares of common stock at or near ask prices or at all if investors need money or otherwise desire to liquidate their shares of common stock of our Company.

Risks Related to Securities Compliance and Regulation

As an issuer of penny stock, the protection provided by the federal securities laws relating to forward looking statements does not apply to us. Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

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

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for our common stock and investors may find it difficult to sell their shares. Trades of our common stock will be subject to Rule 15g-9 of the SEC, which rule imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

State securities laws may limit secondary trading, which may restrict the states in which investors can sell shares. Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Rule 144 sales in the future may have a depressive effect on our stock price. All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

There may be deficiencies with our internal controls that require improvements. Our company is not required to provide a report on the effectiveness of our internal controls over financial reporting. We are in the process of evaluating whether our internal control procedures are effective and, therefore, there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such independent evaluations.

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of September 30, 2025 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2025:

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

Risks Related to Our Organization and Structure

As a non-listed company, we are not subject to a number of corporate governance requirements, including the requirements for independent board members. As a non-listed company we are not subject to a number of corporate governance requirements that an issuer with a listing on a national stock exchange would be. Accordingly, we are not required to have (a) a board of directors of which a majority consists of independent directors under the listing standards of a national stock exchange, (b) an audit committee composed entirely of independent directors and a written audit committee charter meeting a national stock exchange’s requirements, (c) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/ corporate governance committee charter meeting a national stock exchange’s requirements, (d) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of a national stock exchange, and (e) independent audits of our internal controls. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of a national stock exchange.

Our common stock is subject to price volatility unrelated to our operations. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our company’s competitors or our company itself. In addition, the over-the-counter stock market is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Our shares of common stock are traded on the OTCQX Markets. It is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will be sustained. If an active market does not continue, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

Risks Related to Purchasers of our Shares

We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stock. From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other factors, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, which could negatively affect the market price of our common stock or cause our stockholders to experience dilution.

Investors may never realize any economic benefit from a purchase of our Shares. Because the market for our common stock is volatile, there is no assurance that investors will ever realize any economic benefit from their purchase of Shares.

We do not intend to pay dividends on our common stock and consequently investors’ ability to achieve a return on their investment depend on an appreciation in the price of our common stock. We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive cash, stock or other dividends on their shares of our common stock, until we have funds which our Board of Directors determines can be allocated to dividends. The success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

We may issue shares of our preferred stock in the future that may adversely impact investor’s rights as holders of our common stock. Our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Our preferred Stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, investor’s rights as holders of common stock could be impaired thereby, including, without limitation, dilution of investor’s ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in investor’s interest as holders of common stock.

The market price for our common stock has been, and may continue to be, highly volatile. The market for low-priced securities is generally less liquid and more volatile than securities traded on national stock markets. Wide fluctuations in market prices are common. No assurance can be given that the market for our common stock will continue. The price of our common stock may be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

●	quarterly variations in our operating results;

●	operating results that vary from the expectations of investors;

●	changes in expectations as to our future financial performance, including financial estimates by investors;

●	reaction to our periodic filings, or presentations by executives at investor and industry conferences;

●	changes in our capital structure;

●	announcements of innovations or new services by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	lack of success in the expansion of our business operations;

●	announcements by third parties of significant claims or proceedings against our company or adverse developments in pending proceedings;

●	additions or departures of key personnel;

●	asset impairment;

●	temporary or permanent inability to offer our products and services; and

●	rumors or public speculation about any of the above factors.

There are many established venture capital and financial concerns that may be developing alternatives that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investors should be aware that there are various risks associated with our business, including the risks discussed below. Investors should carefully consider these risk factors, as well as the other information contained in this annual report, in evaluating our business and us.

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

Governance

●	Board Oversight: Currently, our sole director does not have a formal structure for overseeing cybersecurity risks. We plan to review this oversight in the near future to ensure appropriate governance is established.

●	Management’s Role: Day-to-day management of cybersecurity is handled by our IT staff, who do not have specialized training in cybersecurity. We are considering enhancing this role or outsourcing to professionals with specific cybersecurity expertise.

●	Expertise: Our current management and Board do not have in-depth cybersecurity expertise. We are considering educational opportunities or consulting to address this gap.

Material Effect from Cybersecurity Threats

To date, no known cybersecurity incidents have materially affected our business strategy, results of operations, or financial condition. However, due to our limited cybersecurity measures, we acknowledge that our company could be at higher risk of material impact from cybersecurity threats. We are actively working to mitigate these risks.

ITEM 2. PROPERTIES.

As of the date of this report we do not own or lease any properties. The Company’s executive office is located at 570 Lexington Green Ln, Sanford, FL.32771. This office is furnished to the Company by its CEO at a charge of $1,500 per month. The facility in Sanford, FL is adequate for our operations at this time.

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

Last Reported Price

On January 8, 2026, the last reported bid price of our shares of common stock reported on the OTC Markets Expert Market was $0.111 per share.

Record Holders

There were 190 holders of record as of January 8, 2026. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

A total of 46,754,241 shares of common stock are currently outstanding on January 9, 2026.

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

Transfer Agent

Our transfer agent is VStock Transfer, Inc., 18 Lafayette Pl, Woodmere, NY 11598. Their telephone number is (212) 828-8436.

Recent Sales of Unregistered Securities

We issued the securities below subsequent to September 30, 2025.

Noncash expenses paid with the issuance of common Stock	1,429,000
Founders’ issuances	250,000

The transactions were exempt from registration under Section 4(a)2 of the Securities Act of 1933. Additionally:

Stock issued for cash	628,000

The transactions were registered under Regulation of the Securities Act of 1933.

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2025 includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will need substantial additional capital to support its budget. The Company has had no revenues. The Company has no committed source for any funds as of date hereof. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, and although it has begun to achieve sales and royalty income as a subsequent event, it could fail in business as a result of these uncertainties.

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

Funding requirements

We expect our research, product launch and product development and general and administrative expenses and our operating losses will increase in the future as we complete final modifications and any potential future product candidates that we may develop through our studies. Due to the numerous risks and uncertainties associated with research, development and commercialization of product candidates, changes in the outcome of any factors with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate in addition to the existing expenses associated with operating as a growing public company. Our future capital requirements, both short- and long-term, will depend on a variety of factors, including, but not limited to:

●	the rate of progress in the development of test results and our potential future product candidates, if any;

●	the scope, progress, results and costs of non-clinical studies, preclinical development, and laboratory testing for other types of worms in animals and any potential future product candidates and associated development programs;

●	the number and scope of preclinical studies trials that we pursue;

●	the costs, timing, and outcomes of seeking and obtaining approvals by trade associations, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or for such authorities to change their requirements on studies that had previously been contemplated;

●	our ability to establish licensing or collaboration agreements or other strategic agreements;

●	the achievement of milestones or other developments under any licensing or collaboration agreements;

●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any license or collaboration agreements;

●	the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

●	the costs associated with successfully defending against any claims by third parties that we have infringed, misappropriated or otherwise violated any intellectual property of any such third party;

●	the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies that we may identify;

●	the costs to manufacture or to have manufactured a sufficient, reliable, timely, and affordable supply of equipment that can be used in clinical trials and for commercial launch;

●	the costs of commercializing product candidates, if approved, whether alone or in collaboration with others;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of building or contracting sales, marketing, and/or distribution capabilities, systems, and internal infrastructure for any product candidate that receives marketing approval;

●	the impact of competitors’ product candidates and technological advances and other market developments;

●	the expenses needed to attract and retain skilled personnel; and

●	the size of the markets and degree of market acceptance of any product candidates, including product pricing, product coverage, and the adequacy of reimbursement by third-party payors.

Our business plans may change in the future and we will continue to require additional capital to meet the needs of our operating expenses. See the section titled “Risk factors—Risks related to our limited operating history, financial condition and need for additional capital.”

We have limited capital and we will need to raise additional capital in order to fund our operating expenses and capital expenditure requirements for first few months of fiscal year ending September 30, 2026 and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate sufficient enough product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

From our inception through the date of this filing, we have historically financed our operations principally through the issuance and sale of common stock.

We have incurred significant net operating losses and negative cash flows since our inception. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing marketing plans, establishing our intellectual property portfolio, conducting research, , establishing arrangements with third parties for the manufacture of hardware we use and related raw materials, and providing general and administrative support for these operations. Our ability to generate sufficient product revenue to achieve profitability, if ever, will depend on the successful development, and eventual commercialization of our heartworm tests and any other potential future product candidates, which we expect may take a number of years to reach widespread adoption if ever.

For the year ended September 30, 2025 and 2024, we reported net losses of $718,251 and $136,197, respectively. Our net losses in fiscal year 2025 have resulted principally from pre-operating costs, public entity costs and costs incurred in our research and development activities whereas our prior year had greater due diligence fees as we were adjusting to unexpected delays in commencing our plans. As of September 30, 2025, we had an accumulated deficit of $1,255,464, and we had cash and cash equivalents of $17,828.

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

Summary of Financial and Operating Performance

Results of Operations for our Years Ended September 30, 2025 and 2024

Our net income (loss) and comprehensive income (loss) for our year ended September 30, 2025, for our year ended September 30, 2024, and the changes between those periods for the respective items are summarized as follows:

	For the Year Ended September 30,
	2025	2024	Change

Research and Development	$382,832	$23,376	$359,456

Operating expenses:

General and administrative expenses	13,472	25,063	-11,591
Professional fees	24,250	10,500	13,750
Public Entity expenses	79,665	23,753	55,912
Other operating expenses	218,032	53,504	164,528
Total operating expenses	335,419	112,821	222,598

Total Expenses

Operating loss	(718,251)	(136,197)	582,054

Total other income (expense)	—	—	—

Net loss	$(718,251)	$(136,197)	$582,054

Net (loss) per share (basic and diluted)	$(.018)	$(.005)	$0.013

Revenue

We did not recognize any revenue during the years ended September 30, 2025 and 2024, as our technology was not market ready during these periods.

Significant items affecting net income (loss) other than time differential are noted below.

Research and Development (R&D) is defined as creative and systematic work to increase the stock of knowledge and devise new applications for existing knowledge to create new or improved products, processes, or services. It includes the costs of basic research (in our case, acquiring new knowledge of the Volatile Organic Compounds (VOCs) in breathprints for heartworm in dogs), applied research (in our case, solving the specific problem of determining what relevant VOCs could be economically measured in breathprints, including early detection and staging, with confidence), and development (creating new products or processes that will allow us to successfully use the research findings in the marketplace). The costs are typically expensed as incurred on the income statement.

Direct Components of R&D

Examples of activities included in R&D we incurred are the following:

Research

●	Laboratory research to discover new knowledge.

Applied Research

●	Conceptual formulation and design of product alternatives

●	Testing to evaluate product or process alternative

Development

●	Design, construction, and testing of pre-production prototypes and Costs for software development

Indirect components of R & D included

●	We incurred $ of these indirect costs that are clearly related to the R&D activities. Account for facility expenses, such as rent and utilities for research spaces.

●	Indirect labor Include administrative support costs that directly benefit research projects.

During the year ended September 30, 2025, we incurred total research and development expenses of $382,832, which was predominately due to the proportion of management time associated with finalizing the first two phases of our research and evaluating additional opportunities based on our findings. During the year ended September 30, 2024, we incurred expenses of $23,376, which was predominately due to set up costs for future research testing.

Operating expenses include facilities costs, license fees, public entity and investor relations, general office expenditures, and other miscellaneous costs. . Operating expenses incurred related primarily to personnel costs of officers and consultants, as well as the activities necessary to support corporate and shareholder duties and are detailed in the above table. For the year ended September 30, 2025, we incurred general and administrative expenses of $335,419 as compared to $112,821 for the fiscal year 2024 primarily due to the changing nature of much of our operation to research and the costs of raising capital supporting this aspect of our business plan including Public entity costs and professional fees increasing due to costs from a registration of our securities.

The components of Operating Costs are as follows:

General and Administrative Expenses comprising general office expenditures fees of $13,472 during the year ended September 30, 2025. During the year ended September 30, 2024, we incurred general and administrative expenses of $25,063, We reemphasized commencing research operations as opposed to due diligence work and we made advances on how to approach operations from earlier periods.

Professional Fees for fiscal 2025 were $24,250, having increased from $10,500 in fiscal year 2025 due to the increase in audit and financial review costs as our operations became more significant, as also discussed in Item 14.

Public entity costs are from costs associated with being a public entity such as investor relations, securities filings, transfer agent and Edgarization costs and increased to $79,665 in fiscal year ended September 30, 2025 from $23,753 for the year ended September 30, 2024. This increase comprised of costs relating to a registration statement in fiscal in May 2025.

Other operating expenses include license fees, personnel costs from operations, and other miscellaneous costs. Costs also increased to $218,032 in fiscal year 2025 as compared to $53,504 in the fiscal year September 30, 2024 primarily due to costs due to adding new personnel including one-time settlement charges with a former consultant and a $180,000 upfront cost from our entering into a consulting and media relations contract for the year ended September 30, 2025.

Operating Loss

During the years ended September 30, 2025 and 2024, we incurred an operating loss of $718,251 and $136,197, respectively, due to the factors discussed above.

Interest and Other Income (Expenses) Net

During the years ended September 30, 2025 and 2024, we did recognize any interest any other income (expenses), net.

Loss before Income Tax

During the years ended September 30, 2025 and 2024, we incurred a loss before income taxes of $718,251 and $136,197, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the years ended September 30, 2025 and 2024, as we incurred taxable losses in both periods.

Net Loss

During the years ended September 30, 2025 and 2024, we incurred net losses of $718,251 and $136,197, respectively, due to the factors discussed above

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized our planned products and we do not expect to generate revenue from product sales adequate enough to cover operations for at least a year, if at all. We have financed our operations primarily through the issuance and sale of our Common Stock. For the year ended September 30, 2025, we received cash proceeds of $754,001 from sales of our Stock, which we used to buy a VOCAM Inventory Unit for $55,115 and for other product development cost of $120,333,and to fund operations of which used net cash of $560,740. On September 30, 2025, we liquid current assets of $17,828 (cash), total liabilities of $11,609, resulting in a liquid working capital surplu of $6,219 on September 30, 2025. The working capital deficits were the result of net losses. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

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

We have had no revenue generating operations from which we can internally generate funds. To date, our ongoing operations have been financed by advances from related parties. While we have begun to generate revenue, it is not enough to cover our operating costs and research. We believe we will be able to secure additional financings in the future; we cannot predict the size or pricing of any such financings.

Unless we successfully transform operations through our business plan, we expect that the Company will operate at a loss for the foreseeable future. The Company’s ability to continue operations and fund our current work plan is dependent on management’s ability to secure additional financing. These amounts may increase as we intensify our product development and product launches commence into an operation for the company going forward.

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

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the years ended September 30, 2025 and 2024, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Registration have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

Our primary sources and uses of cash for the year ended September 30, 2025 and 2024 were as follows:

	Year Ended September 30,
	2024	2025
Net cash (used) in operating activities	$(560,740)	$(87,378)
Net cash used in investing activities	175,448	—
Net cash provided by financing activities	754,001	86,978

Net increase (decrease) in cash and cash equivalents	$17,813	$(400)

Cash Used in Operating Activities

During the year ended September 30, 2025 the company’s activities used $560,740 of cash would was the result of the net loss of $718,251 offset by an $82 decrease in payables, an offset of noncash expenses of $185,055 and a $32,400 paydown under our licensing agreement. We also incurred prepaid expense of $6,000.

During the year ended September 30, 2024, we incurred a net loss of $136,197 which after adjustments for a decrease/paydown of in accounts payable of $2,551 and $17,600 of license payable, and an offset of $68,670 of noncash expenditures resulted in net cash of $87,378 being used in operations.

Investing Activities

During the years ended September 30, 2025 the company invested $175,448 in product development costs and during the year ended September 30, 2024, the Company did not have any investing activities.

Financing Activities

During the year ended September 30, 3025, the Company sold $754,001 of common stock

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

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended September 30, 2025 and 2024 an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Debt Covenants

The Company was in compliance with its lenders as of September 30, 2025 and 2024. A deterioration of our relationship with our lenders would provide stress for greater capital, possibly on adverse terms for our shareholders.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2025 and 2024, we have no off-balance sheet arrangements.

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

Other

The Company has one class of shares, Common Shares. It has 44,477,241 outstanding shares, with no share options, warrants, and convertible debt options outstanding as of September 30, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the years ended September 30, 2025 and, 2024 appear at the end of this statement on pages F-1 though F-15.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the years ended September 30, 2024 and 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information concerning our company’s sole officer and director.

Name	Age	Position(s)
Andrew N. Brown	49	President, Chief Financial Officer, Secretary and Director

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

Andrew N. Brown, Chief Executive Officer

Brown graduated from the University of Vermont in 1998. He moved to New York City to join Investment Manager; Clay Finlay Inc. (later Deutsche Bank), where he worked on a trading floor and learned the business of finance. In 2003, he moved to Florida where he became a major contributor to Florida Land Partners, becoming the largest subsidiary of National Land Partners in the Country, with over $100M in annual sales. In 2007, he Co-Founded Doorstep Delivery which he turned into a national brand through organic growth and acquisitions, before merging with BiteSquad.com in 2016 and selling to WTRH in 2019 in a $321M transaction.

Mr. Brown is not related to any Officers or Directors of the Company. There are no related party transactions reportable under Item 5.02 of Form 8-K and Item 404(a) of Regulation S-K.

Conflicts of Interest - General

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

Conflicts of Interest - Corporate Opportunities

Presently there is no requirement contained in our Articles of Incorporation Bylaws, or minutes which require officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive compensation during the years ended September 30, 2024 and September 30, 2025, was as follows:

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

Compensation Summary

The following table summarizes information concerning the compensation awarded, paid to or earned by our executive officers.

Name and Principal Position	Year Ended 9/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Andrew N. Brown (1)	2025	—	—	1,700	—	—	—	218,165	219,165
President	2024	—	—	3,630	—	—	—	158,658	162,388

(1)	Mr. Brown was awarded 2,135,000 and 1,650,000 shares for services, valued at $3,630 and $2,805 based on the market value of $.0017 during the years ended September 30, 2025 and 2024, respectively.

Outstanding Option Awards

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not been vested and equity-incentive plan awards outstanding as of the date of this Annual report, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options () Exercisable	Number of Securities Underlying Unexercised Options () Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options ()	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested ()	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ()	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew N. Brown	—	—	—	N/A	N/A	—	—	—	—

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have a formal employment or consulting agreement with any officers or Directors.

Outstanding Equity Awards

During the years ended September 30, 2024 and 2025, our Board of Directors made no equity awards and no such award is pending other than stock issued to our CEO as documented above.

Long-Term Incentive Plans

We currently have no long-term incentive plans.

Director Compensation

Our directors receive no compensation for their serving as directors of our company.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted, shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board, in its sole determination, believes such grants would be in the best interests of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual report, information regarding beneficial ownership of our common stock by the following: (a) each person, or group of affiliated persons, known by our company to be the beneficial owner of more than five percent of any class of our voting securities; (b) each of our directors; (c) each of the named executive officers; and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying convertible instruments, if any, held by that person are deemed to be outstanding if the convertible instrument is exercisable within 60 days of the date hereof. Unless otherwise indicated, the address of each listed person is in care of our company, 570 Lexington Green Ln, Sanford, Florida 32771.

Director Compensation

Name and Address of Beneficial Owner (5)	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Andrew Brown, Chief Executive Officer and Director (3)	10,560,534	22.59%	22.59%
All directors and officers as a group	10,560,534	22.59%	22.59%
Jeffrey Conley	3,040,186	6.50%	6.50%
David AB Brown (2)	6,175,612	13.21%	13.21%
Shawn Boliver	3,000,000	6.41%	6.41%

(1) Applicable percentage of ownership is based on 46,754,241 shares of common stock outstanding and 0 shares of Preferred Stock issued and outstanding on January 9, 2026. Percentage totals are calculated separately based on each class of capital stock. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of November 20, 2024, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of November 20, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Shares held by David A B Brown, Roth, 401(k) Profit Sharing Plan.

(3) Andrew Brown has voting and dispositive power over the shares held by Money Tree Solutions, LLC.

(4) Unless otherwise noted, the address of each shareholder is c/o Global Innovative Platforms Inc., 570 Lexington Green Ln, Sanford, FL 32771

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the years ended from September 30, 2025 and 2024 we paid compensation of $162,388 and $35,850 for our directors and officers.

The Company’s executive office is located at 570 Lexington Green Ln Sanford, FL 32771. This office is furnished to the Company by its CEO at no charge.

In August, 2023, Mr. Andrew Brown was appointed the Company’s sole officer and director. During the year ended September 30, 2024, Mr. Brown acquired 6,682,679 shares for $668.27. Mr. Brown has also acquired 2,135,500 and 1,650,000 shares for services during the fiscal years ending September 30, 2025 and 2024, respectively.

Related Party Loans

As of October 1, 2023, three Shareholders advanced us $50,000, $50,000, and $1,115 an additional $25,000, for the year ending September 30, 2024. On September 27, 2024, the Company converted $337,360 of debt into 5,267,268 shares of our common stock that included these balances plus prior year amounts with an aggregate total of $311,363, which were converted to 5,107,268 shares of our common.

Stock Options

We currently have an incentive stock option plan but no stock options were issued or outstanding during the years ending September 30, 2025 and 2024 nor as of the date of this filing.

Director Independence

We currently act with one director, consisting of Andrew N. Brown. We have determined that Mr. Brown is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of all members of our board of directors. We currently do not have nominating or compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

(a) Dismissal of Previous Independent Registered Public Accounting Firm

On November 3, 2025, the Board of Directors (the “Board”) of Global Innovative Platforms, Inc. (the “Company”) dismissed M. S. Madhava Rao, Chartered Accountant (“MSMR”) as the Company’s independent registered public accounting firm, effective immediately. The dismissal was not related to any disagreements with MSMR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The reports of MSMR on the consolidated financial statements of the Company as of and for the fiscal years ended September 30, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended September 30, 2024 and 2023, there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and MSMR on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to MSMR’s satisfaction, would have caused MSMR to make reference thereto in their reports.

During the fiscal years ended September 30, 2024 and 2023, there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K),

The Company provided MSMR with a copy of the disclosures it is making in this Current Report on Form 8-K and requested that MSMR furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made herein and, if not, stating the respects in which it does not agree. A copy of such letter provided by MSMR, dated November 6, 2025, is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) Appointment of New Independent Registered Public Accounting Firm

On November 3, 2025, the Board approved the engagement of CNGSN & Associates LLP (“CNGSN”) as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2025, effective immediately. During the Company’s two most recent fiscal years ended September 30, 2024 and 2023, neither the Company nor anyone acting on its behalf consulted with CNGSN regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

On December 30, 2020, we appointed M.S. Madhava Rao Mankal, as our independent auditor.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2025	2024
Audit fees	$24,500	$10,500
All other fees	—	—
Total	$24,500	$10,500

For the year ending September 3, 2025, $14,500 was paid to M. S. Madhava Rao Mankal, and $10,000 was accrued to CNGSN & Associates LLP. All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

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

Exhibit Index

Copies of the following documents are included as exhibits to this annual report.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.20

3.2	Bylaws

3.3	Certificate of Amendment of Certificate of Incorporation - 10.25.20

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

10.3	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 18, 2025 (5)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended September 30, 2024.

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

(2) Incorporated by reference to the Form 8-K dated April 2, 2021.

(3) Incorporated by reference to the Form 8-K dated May 13, 2021.

(4) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on March 21, 2022.

(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 25, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Innovative Platforms, Inc.
(Registrant)

Name:	Andrew Brown
Signature:	/s/ Andrew Brown
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	January 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name:	Andrew Brown
Signature:	/s/ Andrew Brown
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	January 13, 2026

GLOBAL INNOVATIVE PLATFORMS, INC.

FINANCIAL STATEMENTS

CONTENTS

AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Global Innovative Platforms, Inc.

570 LEXINGTON GREEN LN

SANFORD, Florida 32771

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Global Innovative Platforms, Inc. (the “Company”) as of September 30, 2025, and the related statements of operations, Comprehensive Losses, stockholders’ equity, and cash flows for the year ended September 30, 2025, and the related notes (collectively, the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting Principles (“GAAP”).

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (l) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter: Research and Development and Product Under Development Costs

Description of the Matter: The classification of costs between research and development (“R&D”), product under development, and general and administrative expenses related to the Company’s VACOM units was identified as a critical audit matter. The VACOM units are proprietary veterinary diagnostic devices under development, and management was required to apply judgment in determining the appropriate accounting treatment of costs incurred at various stages of development in accordance with ASC 730.

This matter involved auditor judgment due to the nature of the Company’s development activities, the use of third-party consultants and vendors, and management’s determination of technological feasibility. The classification of these costs affected operating expenses and the carrying amount of product under development.

How We Addressed the Matter in Our Audit:

Our audit procedures included evaluating management’s identification of R&D and product under development activities, reviewing significant vendor and consultancy agreements, testing selected expenses to supporting documentation, assessing management’s determination of technological feasibility, and evaluating whether the classification of costs was consistent with ASC 730. We also evaluated the adequacy of the related disclosures in the financial statements.

Other Matter - Prior Period Financial Statements

The financial statements of the Company for the year ended September 30, 2024, were audited by another auditor. We were not engaged to audit, review, or apply any procedures to the financial statements for the year ended September 30, 2024, and accordingly, we do not express an opinion or any other form of assurance on those financial statements. The report of the predecessor auditor, M.S. Madhava Rao, dated December 30, 2024, expressed an opinion on those financial statements.

We have served as the Company’s auditor since 2025

CNGSN & Associates LLP

Registered Public Accounting Firm

PCAOB Firm ID:7274

Date: January 12, 2026

Bangalore, India

GLOBAL INNOVATIVE PLATFORMS, INC.

BALANCE SHEETS

	September 30, 2025	September 30, 2024
Assets

Cash and cash equivalents	$17,828	$15
Product Development Costs	175,448	—

Prepaid Expense	6,000	—
Total current assets	199,275	15

Total Assets	$199,275	$15

Liabilities
Current Liabilities
Accounts Payable	$109	$753
Accrued Expense	10,000	0
Related Party Payables	1,500	32,400
Total Current Liabilities	11,609	33,153

Total Liabilities	11,609	33,153

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 44,477,241 and 33,745,491 shares issued and outstanding at September 30, 2025 and 2024, respectively	4,448	3,375
Additional Paid in Capital	1,438,682	500,625
Stock Subscriptions	0	75
Retained Earnings (Deficit)	(1,255,464)	(537,213)
Total Equity	187,666	(33,138)

TOTAL LIABILITIES & EQUITY	$199,275	$15

The accompanying notes are an integral part of these financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED SEPTEMBER 30, 2025	FOR THE YEAR ENDED SEPTEMBER 30, 2024

REVENUE	$—	$—

EXPENSES
Research and development costs	382,832	23,376
General and administrative expenses	335,419	112,821

Total Expenses	718,251	136,197

OPERATING LOSS	(718,251)	(136,197)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(718,251)	(136,197)

TAXES	—	—

NET INCOME (LOSS)	$(718,251)	$(136,197)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.018)	$(0.005)

Weighted Average Common Shares Outstanding: Basic and Diluted	39,369,016	26,625,968

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares			Additional	Retained
			Stock	Paid-In	(Deficit)
	Shares	Amount	Subscriptions	Capital	Earnings	Total

Balance at October 1, 2023	619,085	$62	$1,547	$35,454	$(401,016)	(363,953)

Stock issued to founders for subscriptions	15,470,000	1,547	(1,547)	—	—	—

Stock Subscriptions	—	—	75	—	—	75

Stock issued for cash	600,000	60	—	59,940	—	60,000

Stock issued in settlement of obligations	5,267,268	527	—	336,834	—	337,361

Noncash expenses paid with the issuance of common Stock	2,727,000	273	—	68,397	—	68,670

Stock issued to founders for cash at par value	9,062,138	906	—	—	—	906

Net loss for the period	—	—	—	—	(136,197)	(136,197)

Balance at September 30, 2024	33,745,491	$3,375	$75	$500,625	$(537,213)	(33,138)

Balance at October 1, 2024	33,745,491	$3,375	$75	$500,625	$(537,213)	(33,138)

Common Shares Issued to Founders for Stock Subscriptions	750	—	(75)	75	—	—

Common Stock issued for Cash	6,238,333	624	—	753,377	—	754,001

Stock issued to founders for cash at par value	20,667	2	—	—	—	2

Common Stock issued for Services	4,472,000	447	—	184,605	—	185,052

Net loss for the period	—	—	—	—	(718,251)	718,251)

Balance at September 30, 2025	44,477,241	$4,448	$—	$1,438,682	$(1,255,464)	$187,666

GLOBAL INNOVATIVE PLATFORMS, INC.

STATEMENTS OF CASH FLOW

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024

Cash Flow from Operating Activities:

Net Income (loss)	$(718,251)	$(136,197)
Adjustments to reconcile net income to net cash used in operating activities:

Noncash Expenses	185,055	68,670

Changes in working capital items:
Prepaid expense	(6,000)	0
Accounts payable	(644)	(2,251)
Accrued expense	10,000	0
Accruals – related party	(30,900)	(17,600)

Net Cash Used in Operating Activities	(560,740)	(87,378)

Net Cash Used in Investing Activities
Product Development Costs	(175,448)	—

Net Cash Flow Used in Investing Activities	(175,448)	—

Net Cash Flow from Financing Activities
Advances under loan payable - related party loans	—	26,000
Issuance of Stock for Cash	754,001	60,903
Stock subscriptions	—	75

Net Cash Provided by Financing Activities	754,001	86,978

Net Change in Cash:	17,813	(400)

Beginning Cash:	$15	$415

Ending Cash:	$17,828	$15

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY’S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$(936,443)	$(375,693)
Net Cash Used in Investing Activities	$(176,448)	$(1,000)
Net Cash Provided by Financing Activities	$1,130,709	$376,708

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

CONVERSION OF RELATED PARTY ADVANCES TO COMMON STOCK	$—	$311,363

GLOBAL INNOVATIVE PLATFORMS, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms is focused on advancing animal health through breath analysis. We develop non-invasive diagnostic tools for detecting diseases, assessing treatment effectiveness. Our proprietary technologies, “VOCAM Plus” and the “FROG,” utilize advanced gas chromatography and A.I. software to provide rapid and accurate breath analysis. The Company’s mission is to revolutionize early detection of a wide array of animal related abnormalities. Applications range from disease and treatment effectiveness to potentially toxic environmental and food conditions. Early detection can save lives, money, and resources.

History

We were originally named Canning Street Corporation, having been incorporated in Delaware on September 15, 2020. On September 10, 2022, the Company completed the process of changing its name to Global Innovative Platforms, Inc.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and had a shareholders’ surplus of $187,666 and a shareholders’ deficit of $33,138 as of September 30, 2025 and 2024, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statement reflect the operations of Global Innovative Platforms, Inc., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, for the years ended September 30, 2025 and 2024. The Company has selected September 30 as its financial year end. The Company has not earned any revenue to date.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2025 and 2024, our cash balance was $17,828 and $15, respectively.

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

Fixed Assets

We did not own any fixed assets as of September 30, 2025 and as of September 30, 2024.

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

The Company was not party to any lease transactions for the years ended September 30, 2025 and 2024.

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

During the years ended September 30, 2025 and 2024, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred for the years ended September 30, 2025 and 2024.

Equity Stock issued for Services

During the year, the Company issued equity shares 2,972,000 and 1,500,000 to non-employees in consideration for professional and consulting services rendered at $ 0.0017 per share and $ 0.12 per share, respectively. In accordance with ASC 718, when the fair value of the services received is not directly determinable, the Company measures such equity-settled transactions based on the value assigned to the equity instruments issued.

The value of the equity shares issued for services was determined by management on an arbitrary basis and was not derived using a formal valuation model, independent appraisal, or observable market inputs. Management determined such values based on internal considerations at the time of issuance.

The cost of services received has been recognized as a research expense or other expenses with a corresponding increase in additional paid-in capital. The amounts recognized reflect management’s determination at the issuance date and may not be indicative of the market value or realizable value of the equity shares issued.

Research and Development

Research and development (“R&D”) costs are expensed as incurred in accordance with U.S. generally accepted accounting principles. R&D activities include costs incurred in the discovery of new knowledge, the design and development of new products and processes, and the improvement of existing products and technologies.

Costs incurred prior to the establishment of technical feasibility are charged to research and development expense.

Product under Development

Upon achievement of technical feasibility, as determined by management based on the completion of a detailed program design or working model, directly attributable development costs are capitalized as an asset. Capitalized development costs include payroll, consulting fees, materials, and other directly allocable costs incurred after technical feasibility has been established.

As of the year ended, the Company had not yet achieved market feasibility for its product. Accordingly, costs incurred in connection with product development after research phase have been considered as product development cost as of the balance sheet date. Accordingly, costs incurred in connection with product development after research phase have been considered as Product Development cost as of the balance sheet date.

Founder Shares Valuation

Founder shares have been issued for cash and services at a nominal value of $0.001 per share, reflecting the early stage of the company’s development and the uncertainty surrounding its future valuation. This valuation is based on the founders’ contributions to the company’s intellectual property and market potential at the time of issuance.

Stock Based Compensation

The cost of equity instruments issued to non-employees in relation to Research and Development is measured by an arbitrary amount agreed upon between the Company and the provider. The cost of services other than research and development received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

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

No potentially dilutive debt or equity instruments were issued or outstanding for the years ended September 30, 2025 and 2024.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. FOUNDER SHARES ISSUED - RELATED PARTIES

During the year ended September 30, 2025, we issued 1,750,000 shares of our common stock, par value of $0.0001 per share to related parties in exchange for services of $2,975, including office space, secretarial and administrative services provided by members of the Company’s founding team. We also sold 100,000 shares of our common stock to a member of our founding team for $25,000 in cash. Additionally, an investor purchased 3,000,000 shares of the Company’s stock for $300,000 in cash.

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

As of October 1, 2023, three Shareholders advanced us $50,000, $50,000, and $1,115 an additional $25,000, for the year ending September 30, 2024. On September 27, 2024, the Company converted $337,360 of debt into 5,267,268 shares of our common stock that included these balances plus prior year amounts with an aggregate total of $311,363, which were converted to 5,107,268 shares of our common stock.

On October 23, 2023, the Company issued 24,532,138 shares of common stock, par value $0.0001 per share, including 18,271,990 which was issued to related parties for an aggregate consideration of $1,827. The Company also issued 600,000 shares of our common stock on September 27, 2024 for an aggregate consideration of $60,000.

NOTE 5. ACCRUALS – RELATED PARTY

The Company entered into a contract for facilities rental with its Chief Executive Officer during the year ended September 30, 2025. Under this arrangement, $1,500 was accrued at September 30, 2025 and $16,500 was paid in cash for the year then ended.

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

We did not provide any current or deferred US federal income tax provision or benefit for any for the years ended September 30, 2025 and 2024 as, after adjusting for the non-taxable gain on the sale of our subsidiary company, we incurred tax losses during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended September 30, 2025 and 2024 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2025	2024

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended	Year Ended
	September 30,	September 30,
	2025	2024
Tax credit (expense) at statutory rate (26%)	$(187,000)	$(35,411)

Increase in valuation allowance	187,000	35,411
Net deferred tax assets	$—	$—

As of September 30, 2025 and 2024, the Company had a federal net operating loss carryforward of approximately $1,250,000 and $537,213.

No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

The Company’s income tax returns for the years ended September 30, 2025 and 2024 are currently open to audit by federal and state jurisdictions.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended September 30, 2025 and 2024 and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As consideration for the license under the License Agreement, the Company has agreed to make an initial payment of $50,000, which was due 30 days from the effective date of the License Agreement (or, at Defiant’s discretion, $225,000 in a lump sum within 45 days from the effective date). Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. To date, we have paid $150,000 ($142,400 during the year ended September 30, 2025) to Defiant and we are current under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We purchased a VOCAM Unit for $55.115 during the year ended September 30, 2025.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2025 and 2024 and for the years ended September 30, 2025 and 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization, and no shares of preferred stock were issued and outstanding during the years ended September 30, 2025 and 2024.

No series of preferred stock or rights for preferred stock had been designated at September 30, 2025 and September 30, 2024.

Common Stock

As of September 30, 2025 and September 30, 2024, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

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

Three Shareholders advanced us $50,000, $50,000, and $1,115 prior to the year ended September 30, 2023 and an additional $25,000, for the year ending September 30, 2024. On September 27, 2024, the Company converted $337,360 of debt into 5,267,268 shares of our common stock that included these balances plus prior year amounts with an aggregate total of $311,363, which were converted to 5,107,268 shares of our common stock.

During the year ended September 30, 2025, the Company issued 6,259,750 shares of common stock, par value $0.0001 per share for an aggregate consideration of $754,001

During the year ended September 30, 2025, the Company issued 4,472,000 shares of our common stock, par value of $0.0001 per share in exchange for services of $185,052 including office space, secretarial and administrative services provided by members of the Company’s management and founding team.

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

As of September 30, 2025 and 2024, 44,477,241 and 33,745,491 shares of common stock were issued and outstanding, respectively.

Warrants

No warrants were issued or outstanding during the years ended September 30, 2025 and 2024.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the year ended September 30, 2025 or for the year ended September 30, 2024.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2025, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

On November 3, 2025, the Company announced it has entered into an agreement with Boehringer Ingelheim Animal Health USA Inc., a leading global animal health company involving the Company’s proprietary VOCAM Plus diagnostic technology for the detection of heartworm disease in dogs. Under the terms of the agreement, GIPL will supply VOCAM Plus units and related support services to enable evaluation and validation of its Breathomics-based diagnostic system. This partnership marks a milestone in the Company’s commercialization strategy for non-invasive Breathomics-based diagnostics in animal health.

Recent Sales of Unregistered Securities

Global Innovative Platforms, Inc. has issued the securities below subsequent to September 30, 2025.

Noncash expenses paid with the issuance of common Stock	1,429,000
Founders’ issuances	250,000

The transactions were exempt from registration under Section 4(a)2 of the Securities Act of 1933.

Stock issued for cash	628,000

The transactions were registered under Regulation of the Securities Act of 1933.