Form 10-Q
period 2025-12-31
Global Innovative Platforms Inc.
filed 2026-02-17
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56235

GLOBAL INNOVATIVE PLATFORMS INC.

(Exact name of registrant as specified in its charter)

delaware	85-3816149
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

570 Lexington Green Lane
Sanford, Florida	32881
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

321-230-3739

(Registrant’s Telephone number)

NONE

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

☐	Yes ☒	No

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

 As of February 17, 2026, there were 47,531,657 shares of common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
Assets
Current Assets
Cash and cash equivalents	$49,004	$17,828
Product Development Costs	—	175,448
Advances to Related Party	5,512	—
Prepaid Expense	—	6,000
Total Current Assets	54,516	199,275

Property, Plant and Equipment, net of accumulated depreciation of $5,013 at December 31, 2025	170,435	—

Total Assets	$224,951	$199,275

Liabilities
Current Liabilities
Accounts Payable	$284	$109
Accrued Expense	7,000	10,000
Related Party Payables	3.000	1,500
Deferred Revenue	55,500	—
Total Current Liabilities	65,784	11,609

Total Liabilities	65,784	11,609

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	—	—
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 45,980,241 and 44,477,241 shares issued and outstanding at December 31 and September 30, 2025 , respectively	4,598	4,448
Additional Paid in Capital	1,459,461	1,438,682
Stock Subscriptions	—	—
Retained Earnings (Deficit)	(1,304,892)	(1,255,464)
Total Equity	159,567	187,666

TOTAL LIABILITIES & EQUITY	$224,951	$199,275

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2025	FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

REVENUE	$30,000	$—

EXPENSES
Research and development costs	10,681	34,250
General and administrative expenses	68,748	86,217

Total Expenses	79,429	120,467

OPERATING INCOME (LOSS)	(49,429)	(120,467)

OTHER INCOME (EXPENSE)	—	—

Total Other Income (Expense)	—	—

INCOME (LOSS) BEFORE TAXES	(49,429)	(120,467)

TAXES	—	—

NET INCOME (LOSS)	$(49,429)	$(120,467)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.001)	$(0.003)

Weighted Average Common Shares Outstanding: Basic and Diluted	44,535,274	35,745,288

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Shares			Additional	Retained
	Shares	Amount	Stock Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at October 1, 2024	33,745,491	$3,375	$75	$500,625	$(537,213)	$(33,138)

Common Shares Issued for Stock Subscriptions	750	—	(75)	75	—	—

Common Stock issued for Cash	2,875,000	287	—	286,213	—	286,500

Common Stock issued for Services	680,000	68	—	1,088	—	1,156

Net loss for the period	—	—	—	—	(120,467)	(120,467)

Balance at December 31, 2024	37,301,241	$3,730	$—	$788,001	$(657,680)	$134,051

Balance at October 1, 2025	44,477,241	$4,448	$—	$1,438,682	$(1,255,463)	$187,666

Common Shares Issued for Services	1,429,000	143	—	2,286	—	2,429

Common Stock issued for Cash	74,000	7	—	18,493	—	18,500

Net income (loss) for the period	—	—	—	—	(49,429)	(49,429)

Balance at December 31, 2025	45,980,241	$4,598	$—	$1,459,461	$(1,304,892)	$159,167

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2025	FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

Cash Flow from Operating Activities:

Net Income (loss)	$(49,429)	$(120,467)
Adjustments to reconcile net income to net cash used in operating activities:

Noncash Expenses	2,429	1,156
Depreciation	5,013	—
Changes in working capital items:
Prepaid expense	6,000	—
Accounts payable	175	13,654
Advances to Related Parties	(5,512)	—
Deferred Revenue	55,500	—
Accrued expense	(3,000)	—
Accruals – related party	1,500	(32,400)

Net Cash Used in Operating Activities	12,676	(138,057)

Cash Used in Investing Activities	—	—

Net Cash Flow Used in Investing Activities	—	—

Cash Flow from Financing Activities

Issuance of Stock for Cash	18,500	286,501

Net Cash Provided by Financing Activities	18,500	286,501

Net Change in Cash:	31,176	148,444

Beginning Cash:	$17,828	$15

Ending Cash:	$49,004	$148,459

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY’S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$(852,972)	$(513,750)
Net Cash Used in Investing Activities	$(247,293)	$(1,000)
Net Cash Provided by Financing Activities	$1,149,209	$663,209

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms Inc., a Delaware corporation, (“Global Innovative Platforms,” “the Company,” “We,” “Us” or “Our’) is a publicly quoted company focused on advancing animal health through breath analysis. We develop non-invasive diagnostic tools for detecting diseases, assessing treatment effectiveness. Our proprietary technologies, “VOCAM Plus” and the “FROG,” utilize gas chromatography and A.I. software to provide breath analysis. The Company’s mission is to create early detection technology seeking to address of a wide array of animal related abnormalities. Applications range from disease and treatment effectiveness to potentially toxic environmental and food conditions.

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

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have limited ongoing business income and had a retained deficit of $1,304,892 as of December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operation and develop profitable ongoing operations. No assurances can be given that we will be successful in achieving these objectives.

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

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statement reflect the operations of Global Innovative Platforms, Inc., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, for the year ended September 30, 2025 and the quarters ended December 31, 2025 and 2024. The Company has selected September 30 as its financial year end.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2025, our cash balance was $49,004.

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

Fixed Assets

We did not own any fixed assets as of September 30, 2025 but did own fixed assets as December 31, 2025, which are stated Fixed Assets at cost less depreciation, using the straight-line method over estimated useful lives of 5 years as prescribed under law.

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

We were not party to any long term lease transactions during the three months ended December 31, 2025 or December 31, 2024.

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

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer and real estate revenues are recognized at the time of sale when consideration has been exchanged and title has been conveyed to the buyer. At this time, we have not identified specific planned revenue streams.

On November 3, 2025, the Company announced it has entered into an agreement with a leading global animal health company involving the Company’s proprietary VOCAM Plus diagnostic technology for the detection of heartworm disease in dogs. Under the terms of the agreement, the Company will supply VOCAM Plus units and related support services to enable evaluation and validation of its Breathomics-based diagnostic system. During the quarter ended December 31, 2025, we billed and collected $30,000 under this contract recognizing $30,000 in revenue and received $55,500 in advance which we are treating as deferred revenue, which was with our only customer during that period. Prior to that date, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three months ended December 31, 2025, or December 31, 2024.

Equity Stock issued for Services

During the quarter ended December 31, 2025, the Company issued 1,429,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.0017 per share. In accordance with ASC 718, when the fair value of the services received is not directly determinable, the Company measures such equity-settled transactions based on the value assigned to the equity instruments issued.

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

As of September 30, 2025, the Company had not yet achieved market feasibility for its product. Accordingly, costs incurred in connection with product development after research phase have been considered as product development cost as of September 30, 2025.

The Company has capitalized Product Development cost as a Fixed Asset upon achieving market feasibility in October, 2025.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended December 31, 2025, or December 31, 2024.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. SHARES ISSUED - RELATED PARTIES

In December, 2025, the Company issued 1,429,000 shares for $2,429 of services, of which 250,000 shares were issued to a related party (our CEO) for services valued at $425

In October and December, 2024, the Company issued 3,555,750 shares for $286,500 in cash, $75 of stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

Related Party Accruals

During the year ended September 30, 2023, and modified as of August 27, 2024, the Company entered into a contract (see note 7) with a party who has the right to obtain 638,532 shares. The License Agreement obligated us to make an upfront payment of $10,000 paid thirty days from the date of the License Agreement, $50,000 during the first quarter following the Effective Date and then $50,000 per quarter thereafter until the full $250,000 was paid. To date, we have paid $150,000 ($0 for the quarter ending December 31, 2025) to the related party. We have also paid $60,627 ($5,511 during the quarter ended December 31, 2025) and an additional $49,921 in January 2026 for VOCAM units and as a result we are in good standing under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We did not accrue royalties during the quarter due to their immaterial nature but expect to begin paying royalties in early 2026.

The Company entered into a contract for facilities rental with its Chief Executive Officer during the three months ended December 31, 2025. Under this arrangement, $1,500 was accrued at December 31, 2025 and December 31, 2025 and we paid $4,500 in rent for the quarters ended December 31 2025 and 2024.

GLOBAL INNOVATIVE PLATFORMS INC.

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

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended December 31, 2025, or December 31, 2024 as we incurred tax losses or covered any potential obligation with offsetting tax carry forwards during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended December 31, 2025, or December 31, 2024 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Tax credit (expense) at statutory rate (26%)	$12,850	$31,321
Increase (decrease) in valuation allowance	(12,850)	(31,321)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had a federal net operating loss carryforward of approximately $1,300,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended December 31, 2025 or December 31, 2025 and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As consideration for the license under the License Agreement, the Company has agreed to make an initial payment of $50,000, which was due 30 days from the effective date of the License Agreement (or, at Defiant’s discretion, $225,000 in a lump sum within 45 days from the effective date). Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. To date, we have paid $150,000 (none during the quarter ended December 31, 2025) to Defiant and we are current under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We have also paid $60,627 ($5,512 during the quarter ended December 31, 2025) and an additional $49,921 in January 2026 for VOCAM units and as a result we are in good standing under the License Agreement. We have not accrued royalties but expect to be paying them in early 2026.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization, and no shares of preferred stock were issued and outstanding through December 31, 2025.

No series of preferred stock or rights for preferred stock had been designated at December 31, 2025.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

Common Stock

As of December 31, 2025 and December 31, 2024, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

In December, 2025, the Company issued 1,429,000 shares for $2,429 of services, of which 250,000 shares were issued to a related party (our CEO) for services valued at $425. The Company also issued 74,000 shares for $18,500 in cash.

In October and December, 2024, the Company issued 3,555,750 shares for $286,500 in cash, $75 of stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

As of December 31 and September 30, 2025, 45,980,241 and 44,477,241 shares of common stock were issued and outstanding, respectively.

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

Warrants

No warrants were issued or outstanding during the three months ended December 31, 2025 or 2024.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended December 31, 2025 or 2024.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2025, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required. The Company did issue and sell 1,551,416 shares of its common stock during January and February 2026 to investors for $387,854 ($0.25per share) in an exempt offering under Regulation A. The Company paid $49,921 in January 2026 for VOCAM units under our contract with Defiant Technologies (see note 6 – Commitments and Contingencies.)

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

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of September 30, 2025 and 2024 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Our actual results could differ materially from those discussed in the forward-looking statements. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Plan of Operation

The Company’s plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and opportunities for growth in return for shares of our common stock to create value for our shareholders.

The Company will need substantial additional capital to support its budget. The Company has had limited revenues. The Company has no committed source for any funds as of date hereof and there is no guarantee that it will be able to raise capital needed to fully implement its business plan or at terms that are reasonably acceptable. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, and although it has begun to achieve sales and royalty income as a subsequent event these are limited and it could fail in business as a result of these uncertainties.

The Company may incur debt to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans.

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

We have limited capital and we will need to raise additional capital in order to fund our opera1ing expenses and capital expenditure requirements through the year ended September 30, 2026 and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

We have incurred significant net operating losses and negative cash flows since our inception. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing marketing plans, establishing our intellectual property portfolio, conducting research, establishing arrangements with third parties for the manufacture of hardware we use and related raw materials, and providing general and administrative support for these operations. Our ability to generate sufficient product revenue to achieve profitability, if ever, will depend on the successful development, and eventual commercialization of our heartworm tests and any other potential future product candidates, which we expect may take a few years to reach widespread adoption if ever.

For the Three Months ended December 31, 2025 we reported net loss of $(49,429) compared to a loss of $(120,467), for the three months ended December 31, 2024. Our net loss in the Three Months ended December 31, 2025 have resulted principally from our new contract licensing the use of technology we have partially completed developing, pre-operating costs, public entity costs and costs incurred in our research and development activities whereas our losses for Three Months ended December 31, 2024 had greater due diligence fees as we were adjusting to unexpected delays in commencing our plans. As of December 31, 2025, we had an accumulated deficit of $1,304,892, and we had cash and cash equivalents of $49,004.

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

Summary of Financial and Operating Performance

Results of Operations for our Three Months Ended December 31, 2025 and 2024

Our net income (loss) and comprehensive income (loss) for our Three Months ended December 31, 2025, for our Three Months ended December 31, 2024, and the changes between those periods for the respective items are summarized as follows:

	For the Three Months Ended December 31,
	2025	2024	Change

Revenue	$30,000	—	$30,000
Expenses
Research and Development	10,681	34,250	$23,569

Operating expenses:

General and administrative expenses	28,667	67,500	38,833
Professional fees	5,000	10,000	5,000
Public Entity expenses	23,069	3,874	(19,195)
Other operating expenses	12,012	4,843	(7,169)
Total operating expenses	68,748	86,217	17,469

Total Expenses	79,429	120,467	41,038

Operating income (loss)	(49,429)	(120,467)	71,038

Total other income (expense)	—	—	—

Net loss	$(49,429)	$(120,467)	$71,038

Net (loss) per share (basic and diluted)	$(0.001)	$(0.003)	$0.002

Significant items affecting net income (loss) other than time differential are noted below.

Revenue

During the three months ended December 31, 2025, We billed and collected $30,000 in revenue from licensing our technology. We did not recognize any revenue during the Three Months ended December 31, 2024, as our technology was not market ready during these periods.

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

During the Three Months ended December 31, 2025, we incurred total research and development expenses of $10,681, which was predominately due to the proportion of management time associated with finalizing the first two phases of our research and evaluating additional opportunities based on our findings. During the Three Months ended December 31, 2024, we incurred expenses of $34,250, which was predominately due to set up costs for future research testing.

Operating expenses include facilities costs, license fees, public entity and investor relations, general office expenditures, and other miscellaneous costs. . Operating expenses incurred related primarily to personnel costs of officers and consultants, as well as the activities necessary to support corporate and shareholder duties and are detailed in the above table. For the Three Months ended December 31, 2025, we incurred general and administrative expenses of $68,748 as compared to $88,217 for the three months ended December 31, 2024 primarily due to the changing nature of much of our operation to research and the costs of raising capital supporting this aspect of our business plan including Public entity costs and professional fees increasing due to costs from a registration of our securities.

The specific components of Operating Costs are as follows:

General and Administrative Expenses comprising general office expenditures fees of $28,667 during the three months ended December 31, 2025. During the three months ended December31, 2024, we incurred general and administrative expenses of $67,500, We reemphasized commencing operations as opposed to due diligence work and we made advances on how to approach operations from earlier periods.

Professional Fees for fiscal 2025 were $5,000, having decreased from $10,500 in the three months ended December 31, 2025 due to the increase in audit and financial review costs as our operations became more significant, as also discussed in Item 14.

Public entity costs are from costs associated with being a public entity such as investor relations, securities filings, transfer agent and Edgarization costs and increased to $23,069 in the three months ended December 31 ended September 30, 2025 from $3,874 for the three months ended December31, 2024. This increase comprised of costs relating to upgrades due to a registration statement in fiscal in May 2025.

Other operating expenses include license fees, personnel costs from operations, and other miscellaneous costs. Costs also decreased to $12,012 in the three months ended December 31 2025 as compared to $4,843 in the three months ended December 31, 2024 primarily due to costs due to reductions and reallocations in personnel due to changing conditions

Interest and Other Income (Expenses) Net

During the three month periods ended December 31, 2025 and 2024, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the three months ended December 31, 2025, we recognized a net loss before income taxes of $(49,429), whereas for the three months ended December 31, 2024, we incurred a loss before income taxes of $(120,467) due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended December 31, 2025 and no provision for income taxes was recorded during the three months ended December 31, 2024 as we incurred taxable losses in both periods.

Net Loss

During the three months ended December 31, 2025, we recognized a net loss of $(49,429), whereas for the three months ended December 31, 2024, we incurred a loss of $(120,467) due to the factors discussed above.

Liquidity and Capital Resources

LIQUIDITY

At December 31, 2025 we had total liquid current assets of $49,009. At December 31, 2025, we had total liabilities of $65,784, all of which were currently payable.

The Company has limited cash and will require additional financing to continue operations beyond the near term. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

We have had no revenue generating operations until the quarter ended December 31, 2025 from which we can internally generate funds. To date, our ongoing operations have been financed by equity investments. While we have begun to generate revenue, it is not enough to cover our desired operating costs and research. We believe we will be able to secure additional financings in the future; we cannot predict the size or pricing of any such financings.

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

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the years ended December 31, 2025 and 2024, disclose that substantial doubt exists as to our ability to continue in business. The financial statements included in this Registration have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ending September 30, 2025, and the quarter ended December 31, 2025, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the three months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2024

Net Cash Provided by (Used in) Operating Activities	$12,676	$(138,057)
Net Cash Flows used in Investing Activities	—	—
Net Cash Flows from Financing Activities	18,500	286,501

Net Movement in Cash and Cash Equivalents	$31,176	$148,444

Cash Used in Operating Activities

During the three months ended December 31, 2025, we incurred a net loss of $(49,429) which after adjustments for an increase in accounts payable and related party payables resulting in net cash of $12,676 provided by operations.

During the three months ended December 31, 2024, we incurred a net loss of $(120,467) which after adjustments for an increase in accounts payable of $18,746 and noncash expense of $1,156, resulting in net cash of $138,057 being used in operations.

Investing Activities

During the three months ended December 31, 2025 and during the three months ended December31, 2024, the Company did not have any investing activities.

Financing Activities

During the three months ended December 31, 2025, we had no financing activities other than $18,500 which was collected from the sale of common stock.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2025 and as of December 31, 2024, we had no off-balance sheet arrangements.

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

Debt Covenants

The Company was in good standing with its lenders as of December 31, 2025 and 2024. A deterioration of our relationship with our lenders would provide stress for greater capital, possibly on adverse terms for our shareholders.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the three months ended December 31, 2025, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 5B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certification of Incorporation - Delaware – Canning Street Corporation – .9.15.2020 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.2020 (1)

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure (1)

10.2	Stock Purchase Agreement dated March 31, 2021 (2)

10.3	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 18, 2023 (5)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

* Filed herewith.

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form 10 dated December 28, 2020.

(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2021.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 13, 2021.

(4) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on January 26, 2025.

(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 23, 2023.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: February 17, 2026	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)