Form 10-Q
period 2026-03-31
Global Innovative Platforms Inc.
filed 2026-05-20
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.      Yes ☐     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☐     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2026, there were 49,103,241 shares of common stock issued and outstanding.

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$ 327,270	$ 17,828
Product Development Costs	-	175,448
Accounts Receivable	18,000	-
Advances to Related Party	5,512	-
Prepaid Expense	15,788	6,000
Total Current Assets	366,570	199,275

Property, Plant and Equipment, net of accumulated depreciation of $18,174 at March 31, 2026	221,606	-

Other Assets:
Intangible Asset - Trademark	3,782	-

Total Assets	$ 591,958	$ 199,275

Liabilities
Current Liabilities
Accounts Payable	$ 284	$ 109
Accrued Expense	2,000	10,000
Related Party Payables	-	1,500
Deferred Revenue	-	-
Total Current Liabilities	2,284	11,609

Total Liabilities	2,284	11,609

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	-	-
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 48,680,657 and 44,477,241 shares issued and outstanding at March 31 and September 30, 2025, respectively	4,868	4,448
Additional Paid in Capital	2,041,085	1,438,682
Stock Subscriptions	-	-
Retained Earnings (Deficit)	(1,456,279)	(1,255,464)
Total Equity	589,674	187,666

TOTAL LIABILITIES & EQUITY	$ 591,958	$ 199,275

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026	FOR THE THREE MONTHS ENDED MARCH 31, 2025	FOR THE SIX MONTHS ENDED MARCH 31, 2026	FOR THE SIX MONTHS ENDED MARCH 31, 2025

REVENUE	$106,500	$-	$136,500	$-

EXPENSES
General and administrative expenses	256,062	147,810	324,165	260,690
Research and Development	1,825	3,541	13,150	11,127
Total Expenses	257,886	151,351	337,315	271,817

OPERATING LOSS	(151,386)	(151,351)	(200,815)	(271,817)

OTHER INCOME (EXPENSE)

Total Other Income (Expense)	-	-	-	-

INCOME (LOSS) BEFORE TAXES	(151,386)	(151,351)	(200,815)	(271,817)

TAXES	-	-	-	-

NET INCOME (LOSS)	$(151,386)	$(151,351)	$(200,815)	$(271,817)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.003)	$(0.004)	$(0.004)	$(0.007)

Weighted Average Common Shares Outstanding: Basic and Diluted	46,716,156	38,427,463	45,613,732	37,080,187

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

(UNAUDITED)

	Common Shares		Stock	Additional	Retained
	Shares	Amount	Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at October 1, 2024	33,745,491	$ 3,375	$ 75	$ 500,625	$ (537,213)	$ (33,138)

Common Shares Issued for Stock Subscriptions	750	-	(75)	75	-	-
Common Stock issued for Cash	2,875,000	287	-	286,213	-	286,500
Common Stock issued for Services	680,000	68	-	1,088	-	1,156
Net loss for the period	-	-	-	-	(120,467)	(120,467)
Balance at December 31, 2024	37,301,241	$ 3,730	$ -	$ 788,001	$ (657,680)	$ 134,051

Common Stock issued for Cash	1,795,000	180	-	180,820	-	181,000
Common Stock issued for Services	15,000	1	-	0	-	1
Net loss for the period	-	-	-	-	(151,351)	(151,351)
Balance at March 31, 2025	39,111,241	$ 3,911	$ -	$ 968,821	$ (809,031)	$ 163,701

Balance at October 1, 2025	44,477,241	$ 4,448	$ -	$ 1,438,682	$ (1,255,464)	$ 187,666

Common Shares Issued for Services	1,429,000	143	--	2,286	-	2,429
Common Stock issued for Cash	74,000	7	-	18.493	-	18,500
Net income for the period					(49,429)	(49,429)
Balance at December 31, 2025	45,980,241	$ 4,598	$ -	$ 1,459,461	$ (1,304,893)	$ 159,166

Common Shares Issued for Services	717,000	71	-	85,969	-	86,040
Common Stock issued for Cash	1,983,416	199	-	495,655	-	495,854
Net income (loss) for the period	-	-	-	-	(151,386)	(151,386)
Balance at March 31, 2026	48,680,657	$ 4,868	$ -	$ 2,041,085	$ (1,456,279)	$ 589,674

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

CONDENSED STATEMENTS OF CASH FLOW

(UNAUDITED)

	FOR THE SIX MONTHS ENDED MARCH 31, 2026	FOR THE SIX MONTHS ENDED MARCH 31, 2025

Cash Flow from Operating Activities:
Net Income (loss)	$ (200,815)	$ (271,817)
Adjustments to reconcile net income to net cash used in operating activities:
Noncash Expenses	88,469	1,158
Depreciation	18,174	-
Changes in working capital items:
Prepaid expense	(9,788)	-
Accounts receivable	(18,000)	--
Accounts payable	175	1,281
Advances to Related Parties	(5,512)	(11,023)
Accrued expense	(8,000)	-
Accruals – related party	(1,500)	(31,205)
Net Cash Used in Operating Activities	(136,797)	(311,606)

Cash Used in Investing Activities
Purchase of Software, Equipment and Trademark	(68,115)	-
Net Cash Flow Used in Investing Activities	(68,115)	-

Cash Flow from Financing Activities
Issuance of Stock for Cash	514,354	467,500
Net Cash Provided by Financing Activities	514,354	467,500

Net Change in Cash:	309,442	155,894

Beginning Cash:	$ 17,828	$ 15

Ending Cash:	$ 327,270	$ 155,909

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for tax	$ -	$ -

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY’S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$ (1,073,230)	$ (687,299)
Net Cash Used in Investing Activities	$ (244,563)	$ (1,000)
Net Cash Provided by Financing Activities	$ 1,645,063	$ 844,208

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Product Development Costs to Fixed Asset	$ 175,488	$ —

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms Inc., a Delaware corporation, (“Global Innovative Platforms,” “the Company,” “We,” “Us” or “Our’) is focused on advancing animal health through breath analysis. We develop non-invasive diagnostic tools for detecting diseases, assessing treatment effectiveness. Our proprietary technologies, “VOCAM Plus” and the “FROG,” utilize gas chromatography and A.I. software to provide breath analysis. The Company’s mission is to create early detection technology seeking to address of a wide array of animal related abnormalities. Applications range from disease and treatment effectiveness to potentially toxic environmental and food conditions.

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

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

Disposal of AAWC Corporation.

Effective September 30, 2020, GIP disposed of 100% of the issued share capital of its sole subsidiary company, AAWC Corporation., to an unrelated third party for a $1,000 payment made to the purchaser to assume ownership of the subsidiary company with outstanding liabilities.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have limited ongoing business income and had a retained deficit of $1,456,279 as of March 31, 2026. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operation and develop profitable ongoing operations. No assurances can be given that we will be successful in achieving these objectives.

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

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. The accompanying financial statements reflect the operations of Global Innovative Platforms, Inc., the sole surviving entity as a result of the reorganization and disposal activities described in Note 1, for the year ended September 30, 2026 and the quarters ended March 31, 2026 and 2025. The Company has selected September 30 as its financial year end.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2026, our cash balance was $327,270.

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

GLOBAL INNOVATIVE PLATFORMS INC.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 4 below for details of related party transactions in the period presented.

Fixed Assets

We did not own any fixed assets as of September 30, 2025 but did acquire fixed assets as March 31, 2026, which are stated at cost including capitalized product development cost less depreciation, using the straight-line method over estimated useful lives of 5 years as prescribed under law.

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

We were not party to any long term lease transactions during the three months ended March 31, 2026 or March 31, 2025.

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

GLOBAL INNOVATIVE PLATFORMS INC.

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

On November 3, 2026, the Company announced it has entered into an agreement with a leading global animal health company involving the Company’s proprietary VOCAM Plus diagnostic technology for the detection of heartworm disease in dogs. Under the terms of the agreement, the Company will supply VOCAM Plus units and related support services to enable evaluation and validation of its Breathomics-based diagnostic system. During the six months and the three months ended March 31, 2026, we billed and collected $136,500 under this contract recognizing $136,500 and $106,500 in revenue, which was with our only customer during that period. Prior to that date, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three months ended March 31, 2026, or March 31, 2025.

Equity Stock issued for Services

During the quarter ended March 31, 2026, the Company issued 717,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share

On December 31, 2025,  the Company issued 1,429,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.0017 per share. In accordance with ASC 718, when the fair value of the services received is not directly determinable, the Company measures such equity-settled transactions based on the value assigned to the equity instruments issued.

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

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2026, or March 31, 2025.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. SHARES ISSUED - RELATED PARTIES

During the quarter ended March 31, 2026, the Company issued 717,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share  of which 250,000 shares were issued to a related party (our CEO) for services valued at $30,000. In December 2025, the Company issued 1,429,000 shares for $2,429 of services, of which 250,000 shares were issued to a related party (our CEO) for services valued at $425

In October, 2024 and March, 2025, the Company issued 3,555,750 shares for $286,500 in cash, $75 stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

Related Party Accruals

During the year ended September 30, 2023, and modified as of August 27, 2025, the Company entered into a contract (see note 7) with a party who has the right to obtain 638,532 shares. The License Agreement obligated us to make an upfront payment of $10,000 paid thirty days from the date of the License Agreement, $50,000 during the first quarter following the Effective Date and then $50,000 per quarter thereafter until the full $250,000 was paid. To date, we have paid $200,000 ($40,000 for the six months and the quarter ending March 31, 2026) to the related party. We have also paid $110,230 for VOCAM units  during the quarter and six-months ended March 31, 2026 and as a result we are in good standing under the License Agreement. Further, in consideration of the rights and licenses granted

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

under the License Agreement, the Company is required to pay a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We did not accrue royalties during the quarter due to their immaterial nature but expect to begin paying royalties in early 2026 upon completion of an extension of our contract with Defiant.

The Company entered into a contract for facilities rental with its Chief Executive Officer during the six months ended March 31, 2026. Under this arrangement, $1,500 was accrued at September 30, 2025 and $-0- was accrued at March 31, 2026 and we paid $8,500 and $4,500 in rent for the six months and the quarter ended March 31, 2026 and we also paid $9,000 and $4,500 in rent for the six months and the quarter ended March 31, 2025.

NOTE 5. INCOME TAXES

On March 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2018, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income.

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended March 31, 2026, or March 31, 2025 as we incurred tax losses or covered any potential obligation with offsetting tax carry forwards during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended March 31, 2026, or March 31, 2025 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Tax credit (expense) at statutory rate (26%)	$ 52,212	$ 70,672
Increase (decrease) in valuation allowance	(52,212)	(70,672)
Net deferred tax assets	$ -	$ -

As of March 31, 2026, the Company had a federal net operating loss carryforward of approximately $1,500,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

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

The Company’s income tax returns for the years ended September 30, 2025 and 2025 are currently open to audit by federal and state jurisdictions.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months and the three months ended March 31, 2026 or March 31, 2026 and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As consideration for the license under the License Agreement, the Company has agreed to make an initial payment of $50,000, which was due 30 days from the effective date of the License Agreement (or, at Defiant’s discretion, $225,000 in a lump sum within 45 days from the effective date). Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. To date, we have paid $200,000 ($40.000 during the quarter and the six months  ended March 31, 2026) to Defiant and we are current under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We have also paid $110,230 for VOCAM units (including $55,433  during the quarter ended March 31, 2026) and six-months ended March 31, 2026 and as a result we are in good standing under the License Agreement. We also paid $5,511 as a deposit on an additional VOCAM unit as of March 31, 2026. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We did not accrue royalties during the quarter due to their immaterial nature but expect to begin paying royalties in early 2026 upon completion of an extension of our contract with Defiant.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2026 and 2025 and for the years ended March 31, 2026 and 2025, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization, and no shares of preferred stock were issued and outstanding through March 31, 2026.

No series of preferred stock or rights for preferred stock had been designated at March 31, 2026.

Common Stock

As of March 31, 2026 and March 31, 2025, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

In December, 2025, the Company issued 1,429,000 shares for $2,429 of services, of which 250,000 shares were issued to a related party (our CEO) for services valued at $425. The Company also issued 74,000 shares for $18,500 in cash. We also issued 717,000 shares for $86,040 for services in March, 2026 and sold 1,983,416 shares for $495,854.

In October 2024 and March, 2025, the Company issued 3,555,750 shares for $286,500 in cash, $75 stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

As of March 31, 2026 and September 30, 2025, 48,680,657 and 44,477,241 shares of common stock were issued and outstanding, respectively.

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

Under the plan, On August 9, 2026, we agreed to issue 1,500,000 shares to an independent consultant.

Warrants

No warrants were issued or outstanding during the six months and the three months ended March 31, 2026 or 2025.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the six months and the three months ended March 31, 2026 or 2025.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2026, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required. The Company did issue and sell 422,584 shares of its common stock during April 2026 to investors for $105,646 ($0.25 per share) to close out our exempt offering under Regulation A.

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

The Company will need substantial additional capital to support its budget. The Company has had limited revenues and continues to generate operating losses. The Company has no committed source for any funds as of date hereof and there is no guarantee that it will be able to raise capital needed to fully implement its business plan or at terms that are reasonably acceptable. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, and although it has begun to achieve sales and royalty income as a subsequent event these are limited and it could fail in business as a result of these uncertainties.

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

Funding requirements

We expect our research, product launch and product development and general and administrative expenses and our operating losses will increase in the future as we complete final modifications and any potential future product candidates that we may develop through our studies. Due to the numerous risks and uncertainties associated with research, development and commercialization of product candidates, changes in the outcome of any factors with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate in addition to the existing expenses associated with operating as a growing public company. Our future capital requirements, both short- and long-term, will depend on a variety of factors, including, but not limited to:

•the rate of progress in the development of test results and our potential future product candidates, if any;

•the scope, progress, results and costs of non-clinical studies, preclinical development, and laboratory testing for other types of worms in animals and any potential future product candidates and associated development programs;

•the number and scope of preclinical studies trials that we pursue;

•the costs, timing, and outcomes of seeking and obtaining approvals by trade associations, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or for such authorities to change their requirements on studies that had previously been contemplated;

•our ability to establish licensing or collaboration agreements or other strategic agreements;

•the achievement of milestones or other developments under any licensing or collaboration agreements;

•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any license or collaboration agreements;

•the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•the costs associated with successfully defending against any claims by third parties that we have infringed, misappropriated or otherwise violated any intellectual property of any such third party;

•the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies that we may identify;

•the costs to manufacture or to have manufactured a sufficient, reliable, timely, and affordable supply of equipment that can be used in clinical trials and for commercial launch;

•the costs of commercializing product candidates, if approved, whether alone or in collaboration with others;

•the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•the costs of building or contracting sales, marketing, and/or distribution capabilities, systems, and internal infrastructure for any product candidate that receives marketing approval;

•the impact of competitors' product candidates and technological advances and other market developments;

•the expenses needed to attract and retain skilled personnel; and

•the size of the markets and degree of market acceptance of any product candidates, including product pricing, product coverage, and the adequacy of reimbursement by third-party payors.

•the risk of field contamination and the risk that further lab testing may yield results that affect our current findings.

Our business plans may change in the future and we will continue to require additional capital to meet the needs of our operating expenses.

We have limited capital and we will need to raise additional capital in order to fund our opera1ing expenses and capital expenditure requirements through the year ended September 30, 2025, and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

For the Six Months and the Three Months ended March 31, 2026 we reported net losses of $(200,815) and $(151,386) compared to a loss of $(271,817) and ($151,351), for the six months and three months ended March 31, 2025. Our net loss in the Three Months ended March 31, 2026 have resulted principally from our new contract licensing the use of technology we have partially completed developing, pre-operating costs, public entity costs and costs incurred in our research and development activities whereas our losses for Three Months ended March 31, 2025 had greater due diligence fees as we were adjusting to unexpected delays in commencing our plans. As of March 31, 2026, we had an accumulated deficit of $1,456,279, and we had cash and cash equivalents of $327,270.

We expect to continue to incur significant net operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:

•continue to conduct our ongoing testing of heartworm as well as initiate and complete studies of additional worms;

•manufacture, or have manufactured, clinical and commercial supplies of our breath capture devices;

•attract, hire and retain additional clinical, scientific, and management personnel;

•implement operational, financial, and management information systems;

•add quality control, quality assurance, legal, compliance, and other groups to support our operations;

•obtain, maintain, protect, expand and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;

•defend against any claims by third parties that we have infringed, misappropriated or otherwise violated any intellectual property of any such third party;

•make royalty, milestone or other payments under current, and any future, license or collaboration agreements;

•establish a sales, marketing and distribution infrastructure, either ourselves or in partnership with others, to commercialize heartworm, and other tests;

•potentially experience any delays, challenges, or other issues associated with other potential products we may discover from our customer database, and

•incur additional legal, accounting, investor relations and other general and administrative expenses associated with expanding operations as a public company.

Our net operating losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our accounts payable and accrued expenses and other current liabilities.

As a result, we will need additional financing to support our continuing operations. To date, we have funded our operations primarily with the proceeds from the issuance and sale of our Common Stock. We only have one product approved for sale and have generated only limited revenue from product sales since our inception. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to fund our operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of heartworm and one or more potential future product candidates, which could have a material adverse effect on our business, results of operations or financial condition.

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

Summary of Financial and Operating Performance

Results of Operations for the Six Months and the Three Months Ended March 31, 2026 and 2025

Our net income (loss) and comprehensive income (loss) for our Three Months ended March 31, 2026, for our Three Months ended March 31, 2025, and the changes between those periods for the respective items are summarized as follows:

	For the Three Months Ended March 31,			For the Six Months Ended March 31,
	2026	2025	Change	2026	2025	Change

Total Revenue	$ 106,500	$ -	$ 106,500	$ 136,500	$ -	$ 136,500

Research and Development	1,825	3,541	(1,716)	13,150	11,127	2,023

Operating expenses:

General and administrative expenses	203,187	91,046	112,141	246,719	179,060	67,660
Professional fees	9,991	2,890	7,101	12,991	11,500	1,491
Public Entity expenses	2,884	3,874	(990)	24,454	10,130	14,384
Other operating expenses	40,000	50,000	(10,000)	40,000	60,000	(20,000)
Total operating expenses	256,062	147,810	108,753	324,165	260,690	63,475

Total Expenses	257,887	151,351	106,536	337,315	271,817	65,498

Operating income (loss)	(151,387)	(151,351)	(36)	(200,815)	(271,817)	71,102

Total other income (expense)	—	—	—	—	—	—

Net loss	$ (151,387)	$ (151,351)	$ (36)	$ (200,815)	$ (271,817)	$ 71,102

Net (loss) per share (basic and diluted)	$ (0.003)	$ (0.004)	$ 0.001	$ (0.004)	$ (0.007)	$ 0.003

Significant items affecting net income (loss) other than time differential are noted below.

Revenue

During the six months and the three months ended March 31, 2026, we billed and collected $136,500 and $106,500, respectively,  in revenue from licensing our technology. We did not recognize any revenue during the six months and the three months ended March 31, 2025, as our technology was not market ready during these periods.

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

Direct Components of R&D

Examples of activities included in R&D we incurred are the following:

Research

•Laboratory research to discover new knowledge.

Applied Research

•Conceptual formulation and design of product alternatives

•Testing to evaluate product or process alternative

Development

•Design, construction, and testing of pre-production prototypes and Costs for software development

Indirect components of R & D included

•We incurred $ of these indirect costs that are clearly related to the R&D activities. Account for facility expenses, such as rent and utilities for research spaces.

•Indirect labor Include administrative support costs that directly benefit research projects.

During the six months and the three months ended March 31, 2026, we incurred total research and development expenses of $13,150 and $1,825, respectively, which was predominately due to the proportion of management time associated with finalizing the first two phases of our research and evaluating additional opportunities based on our findings. During the six months and the three months ended March 31, 2025, we incurred expenses of $11,127 and $3,541, which was predominately due to set up costs for future research testing in additional products.

Operating expenses include professional fees, license fees, public entity and investor relations, general office expenditures, and other miscellaneous costs.. Operating expenses incurred related primarily to personnel costs of officers and consultants, as well as the activities necessary to support corporate and shareholder duties and are detailed in the above table. For the six months  and the three months ended March 31, 2026, we incurred operating expenses of $256,062 and $147,810, as compared to $324,165 and $260,690 for the six months and the three months ended March 31, 2025 primarily due to the increase in general and administrative expenses.

The specific components of Operating Costs are as follows:

General and Administrative Expenses comprising general office expenditures fees of $203,187 and $91,046 during the six months and the three months ended March 31, 2026. During the six months and the three months ended March 31, 2025, we incurred general and administrative expenses of $246,719 and $179,060, We reemphasized commencing operations as opposed to due diligence work and we made advances on how to approach operations from earlier periods. These costs were substantially personnel related.

Professional Fees for the six months and the three months ended March 31, 2026 were $9,991 and $2,890, respectively, having changed from $12,991 and $11,500 in the six months and the three months ended March 31, 2025 due to timing differences in incurring costs associated with preparation for a registration statement the Company ultimately filed in May 2025 .

Public entity costs are from costs associated with being a public entity such as investor relations, securities filings, transfer agent and Edgarization costs for the six months and the three months ended March 31, 2026 were $2,884 and $3,874, respectively, having increased from $24,454 and $10,130 in the six months and the three months ended March 31, 2025 due to a consulting fee of $20,000 incurred to upgrade our trading status of our publicly traded shares.

Other operating expenses include license fees.. Costs also decreased to $50,000 and $40,000 in the three months and six months ended March 31, 2026 as compared to $60,000 and $40,000 in the three months  and six months ended March 31, 2025 primarily due to elections of the timing to pay a fee over the life of the contract. The timing of the costs was negotiated and influenced by purchasing VOCAM Units.

Interest and Other Income (Expenses) Net

During the six month and three month periods ended March 31, 2026 and 2025, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the six months and the three months ended March 31, 2026, we recognized a net loss before income taxes of $(151,387) and $(151,351), whereas for the six months and three months ended March 31, 2025, we incurred a loss before income taxes of $(200,815) and ($271,817) due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six months and the three months ended March 31, 2026 and no provision for income taxes was recorded during the six months and the three months ended March 31, 2025 as we incurred taxable losses in both periods.

Net Loss

During the six months and the three months ended March 31, 2026, we recognized a net loss of $(151,387) and $(151,351), whereas for the six months and the three months ended March 31, 2025, we incurred a loss of $(200,815) and ($271,817) due to the factors discussed above.

Liquidity and Capital Resources

LIQUIDITY

At March 31, 2026 we had total liquid current assets of $321,170. At March 31, 2026, we had total liabilities of $2,284, all of which were currently payable.

The Company has limited cash and will require additional financing to continue operations beyond the near term. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

We have had no revenue generating operations until the quarter ended March 31, 2026 from which we can internally generate funds. To date, our ongoing operations have been financed by equity investments. While we have begun to generate revenue, it is not enough to cover our desired operating costs and research. We believe we will be able to secure additional financings in the future; we cannot predict the size or pricing of any such financings.

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

We currently have no further material funding commitments or arrangements for additional financing at this time and there is no assurance that we will be able to obtain additional financing on acceptable terms, if at all. There is significant uncertainty whether we will be able to secure any additional financing in the current equity or debt markets. The quantity of funds to be raised and the terms of any proposed equity or debt financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Management intends to pursue funding sources of both debt and equity financing, including but not limited to the issuance of equity securities in the form of Common Shares, warrants, subscription receipts, or any combination thereof in units of the Company pursuant to private placements to accredited investors or pursuant to equity lines of credit or public offerings in the form of underwritten/brokered offerings, at-the-market offerings, registered direct offerings, or other forms of equity financing and public or private issuances of debt securities including secured and unsecured convertible debt instruments or secured debt project financing. Management does not currently know the terms pursuant to which such financings may be completed in the future, but any such financings will be negotiated at arm’s length. Future financings involving the issuance of equity securities or derivatives thereof will likely be completed at a discount to the then-current market price of the Company’s securities and will likely be dilutive to current shareholders.

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the years ended September 30, 2025 and 2024, disclose that substantial doubt exists as to our ability to continue in business. The financial statements have been prepared under the assumption that we will continue as a going concern. We are an exploration stage company and we have incurred losses since our inception. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ending September 30, 2025, and the quarter ended March 31, 2026, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the six months ended March 31, 2026 and 2025 were as follows:

	Six Months Ended	Six Months Ended
	March 31, 2026	March 31, 2025

Net Cash Provided by (Used in) Operating Activities	$ (136,797)	$ (311,606)
Net Cash Flows (used in) Investing Activities	(68,115)	—
Net Cash Flows from Financing Activities	514,354	467,500

Net Movement in Cash and Cash Equivalents	$ 309,442	$ 155,894

Cash Used in Operating Activities

During the six months ended March 31, 2026, we incurred a net loss of $(200,815) which after adjustments for noncash services of $88,469, depreciation of $18,174, and an increase of $18,000 of accounts receivables along with other working capital items resulted in net cash of $136,797 provided by operations.

During the six months ended March 31, 2025, we incurred a net loss of $(271,817) which after adjustments for an increase in accounts payable of $18,746 and noncash expense of $1,156, resulting in net cash of $311,606 being used in operations.

Investing Activities

During the six months ended March 31, 2026, the Company purchased a VOCAM Unit costing $55,433  and purchased software of $8900 and obtained a trademark costing $3,782. During the six months ended March 31, 2025, the Company did not have any investing activities.

Financing Activities

During the six months ended March 31, 2026, we had no financing activities other than $514,354 which was collected from the sale of common stock. During the six months ended March 31, 2025, we had no financing activities other than $467,500 which was collected from the sale of common stock.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan and pursue opportunities for growth in return for shares of our common stock to create value for our shareholders`. In addition, we are dependent upon our controlling shareholder to obtain continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2026 and as of March 31, 2025, we had no off-balance sheet arrangements.

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

Debt Covenants

The Company was in good standing with its lenders as of March 31, 2026 and 2025. A deterioration of our relationship with our lenders would provide stress for greater capital, possibly on adverse terms for our shareholders.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the three months ended March 31, 2026, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended March 31, 2026, the Company issued 2,057,416 shares of common stock for cash and 2,146,000 shares of common stock for services. The issuances for cash provided aggregate proceeds of $514,354. The issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. On April 1, 2026 the Company added Elyssa Campbell, Earnest Anthony Porter, David Michael Mauer and James C. Jones to its board of directors.

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

* Filed herewith.

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form 10 dated March 28, 2020.

(2) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 2, 2021.

(3) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 13, 2021.

(4) Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on January 26, 2026.

(5) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on August 23, 2023.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INNOVATIVE PLATFORMS, INS.

(Registrant)

Dated: May 20, 2026	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)