Form 10-Q
period 2026-06-30
Global Innovative Platforms Inc.
filed 2026-08-14
CIK 1837774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-56235

GLOBAL INNOVATIVE PLATFORMS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-3816149
(STATE OR OTHER JURISDICTION	(I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

570 Lexington Green Lane
Sanford, Florida	32771
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

As of August 4, 2026, there were 49,751,241 shares of common stock issued and outstanding.

Table of Contents

PART I

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$ 244,235	$ 17,828
Product Development Costs	-	175,447
Accounts Receivable	14,700	-
Prepaid Expense	11,674	6,000
Total Current Assets	270,609	199,275

Property, Plant and Equipment, net of accumulated depreciation of $30,026 at June 30, 2026	264,870	-

Other Assets:
Intangible Asset – Trademark	3,782	-

Total Assets	$ 539,261	$ 199,275

Liabilities
Current Liabilities
Accounts Payable	$ 175	$ 109
Accrued Expense	2,000	10,000
Related Party Payables	5,616	1,500
Total Current Liabilities	7,791	11,609

Total Liabilities	7,791	11,609

Stockholders’ Equity
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 issued or outstanding	-	-
Common Stock, $0.0001 par value, 1,990,000,000 shares authorized, 49,751,241 and 44,477,241 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	4,975	4,448
Additional Paid in Capital	2,224,384	1,438,682
Retained Earnings (Deficit)	(1,697,889)	(1,255,464)
Total Equity	531,470	187,666

TOTAL LIABILITIES & EQUITY	$ 539,261	$ 199,275

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, 2026	FOR THE THREE MONTHS ENDED JUNE 30, 2025	FOR THE NINE MONTHS ENDED JUNE 30, 2026	FOR THE NINE MONTHS ENDED JUNE 30, 2025

REVENUE	$50,700	$-	$187,200	$-

EXPENSES
General and administrative expenses	288,931	202,856	624,930	462,902
Research and Development	3,380	8,962	4,695	20,733
Total Expenses	292,311	211,818	629,625	483,635

OPERATING LOSS	(241,611)	(211,818)	(442,425)	(483,635)

Total Other Income (Expense)	-	-	-	-

INCOME (LOSS) BEFORE TAXES	(241,611)	(211,818)	(442,425)	(483,635)

TAXES	-	-	-	-

NET INCOME (LOSS)	$(241,611)	$(211,818)	$(442,425)	$(483,635)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.005)	$(0.005)	$(0.009)	$(0.013)

Weighted Average Common Shares Outstanding: Basic and Diluted	48,777,454	40,537,581	46,636,168	37,757,205

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Common Shares		Stock	Additional	Retained
	Shares	Amount	Subscriptions	Paid-In Capital	(Deficit) Earnings	Total

Balance at October 1, 2024	33,745,491	$ 3,374	$ 75	$ 500,625	$ (537,212)	$ (33,138)

Common Shares Issued for Stock Subscriptions	750	-	(75)	75	-	-
Common Stock issued for Cash	4,670,000	467	-	467,033	-	467,500
Common Stock issued for Services	680,000	70	-	1,088	-	1,158
Net loss for the period	-	-	-	-	(271,817)	(271,817)
Balance at March 31, 2025	39,111,241	$ 3,911	$ -	$ 968,821	$ (809,029)	$ 163,703

Common Stock issued for Cash	1,334,000	133	-	226,368	-	226,501
Common Stock issued for Services	1,736,000	174	-	2,777	-	2,951
Net loss for the period	-	-	-	-	(211,818)	(211,818)
Balance at June 30, 2025	42,181,241	$4,218	$ -	$ 1,197,966	$ (1,020,847)	$ 181,337
Balance at October 1, 2025	44,477,241	$ 4,448	$ -	$ 1,438,682	$ (1,255,464)	$ 187,666

Common Shares Issued for Services	2,146,000	214	--	88,256	-	88,470
Common Stock issued for Cash	2,057,416	206	-	514,147	-	514,353
Net income (loss) for the period					(200,814)	(200,814)
Balance at March 31, 2026	48,680,657	$ 4,868	$ -	$ 2,041,085	$ (1,456,278)	$ 589,675

Common Shares Issued for Services	648,000	65	-	77,695	-	77,760
Common Stock issued for Cash	422,584	42	-	105,604	-	105,646
Net income (loss) for the period	-	-	-	-	(241,611)	(241,611)
Balance at June 30, 2026	49,751,241	$ 4,975	$ -	$ 2,224,384	$ (1,697,889)	$ 531,470

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED JUNE 30, 2026	FOR THE NINE MONTHS ENDED JUNE 30, 2025
Cash Flow from Operating Activities:
Net Income (loss)	$ (442,425)	$ (483,635)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncash Expenses	166,229	4,109
Depreciation	30,026	-
Changes in working capital items:
Prepaid expense	(5,674)	-
Accounts receivable	(14,700)	-
Accounts payable	66	2,070
Advances to Related Parties	-	(11,023)
Accrued expense	(8,000)	-
Accruals – related party	4,116	(7,400)
Net Cash Used in Operating Activities	(270,362)	(495,879)

Cash Used in Investing Activities
Purchase of Software, Equipment and Trademark	(123,231)	-
Net Cash Flow Used in Investing Activities	(123,231)	-

Cash Flow from Financing Activities
Issuance of Stock for Cash	620,000	694,001
Net Cash Provided by Financing Activities	620,000	694,001

Net Change in Cash:	226,407	198,122

Beginning Cash:	$ 17,828	$ 15

Ending Cash:	$ 244,235	$ 198,137

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for tax	$ -	$ -

NOTE: THE CUMULATIVE AMOUNTS OF CASH FLOWS FROM THE COMPANY’S INCEPTION TO DATE ARE AS FOLLOWS:

Net Cash Used in Operating Activities	$ (1,026,805)	$ (871,572)
Net Cash Used in Investing Activities	$ (299,719)	$ (1,000)
Net Cash Provided by Financing Activities	$ 1,750,709	$ 1,070,709

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Product Development Costs to Fixed Asset	$ 175,447	$ -
Conversion of Related Party Advances to Common Stock	$ -	$ 311,363

The accompanying notes are an integral part of these condensed financial statements

GLOBAL INNOVATIVE PLATFORMS INC.

Notes to the Condensed Financial Statements

(Unaudited)

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Global Innovative Platforms Inc., a Delaware corporation, (“Global Innovative Platforms,” “the Company,” “We” , “GIP”, “Us” or “Our’) is focused on advancing animal health through breath analysis. We develop non-invasive diagnostic tools for detecting diseases and assessing treatment effectiveness. Our proprietary technologies, rebranded this quarter under the “VetBreath Analytics”' name (and our VOCAM analyzer has been renamed the “VetBreath Dx”  which were formerly known as “VOCAM Plus” and the “FROG”) utilize gas chromatography and A.I. software to provide breath analysis. The Company’s mission is to create early detection technology seeking to address a wide array of animal related abnormalities. Applications range from disease and treatment effectiveness to potentially toxic environmental and food conditions.

History

We were originally named Canning Street Corporation, having been incorporated in Delaware on September 15, 2020. On September 10, 2022, the Company completed the process of changing its name to Global Innovative Platforms, Inc.

Effective September 30, 2020, following a corporate reorganization as described below (“the Holding Company Reorganization” or ‘the reverse recapitalization”), GIP became the reorganized successor to Alexandria Advantage Warranty Company, a publicly quoted holding company that ceased trading in 2016.

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

Pursuant to the Delaware Holding Company formation statute, DGCL Section 251(g), Alexandria Advantage Delaware entered into an Agreement and Plan of Merger and Reorganization into a Holding Company with Global Innovative Platforms, Inc. (“GIP”) and AAWC Corporation (“AAWC”), both wholly owned subsidiaries of Alexandria Advantage Delaware, effective September 30, 2020.

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

The Holding Company Reorganization has been accounted for so as to reflect the fact that both AAWC and GIP were under common control at the date of the Holding Company Reorganization, similar to a reverse acquisition of AAWC by GIP.

Disposal of AAWC Corporation.

Effective September 30, 2020, GIP disposed of 100% of the issued share capital of its sole subsidiary company, AAWC Corporation, to an unrelated third party for a $1,000 payment made to the purchaser to assume ownership of the subsidiary company with outstanding liabilities.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have limited ongoing business income and had a retained deficit of $1,697,889 as of June 30, 2026. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operation and develop profitable ongoing operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America and have been consistently applied. We have selected September 30 as our fiscal year end. We have not earned any significant revenue to date.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2026, our cash balance was $244,235.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our outstanding voting securities including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 4 below for details of related party transactions in the period presented.

Fixed Assets

We did not own any fixed assets as of September 30, 2025 but did acquire fixed assets as of June 30, 2026, which are stated at cost including capitalized product development cost less depreciation, using the straight-line method over estimated useful lives of 5 years.

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

We were not party to any long term lease transactions during the nine months and the three months ended June 30, 2026 or June 30, 2025.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

Service revenues are recognized as the services are performed in proportion to the transfer of control to the customer.

On November 3, 2025, the Company announced it has entered into an agreement with a leading global animal health company involving the Company’s proprietary VetBreath Dx diagnostic technology for the detection of heartworm disease in dogs. Under the terms of the agreement, the Company will supply VetBreath Dx units and related support services to enable evaluation and validation of its Breathomics-based diagnostic system. During the nine months and the three months ended June 30, 2026, we billed and collected $187,200 under this contract recognizing $187,200 and $50,700 in revenue, which was with our only customer during that period. Prior to that date, we did not recognize any revenue.

Advertising Costs

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine months and the three months ended June 30, 2026, or June 30, 2025.

Equity Stock issued for Services

On June 30, 2026, the Company issued 648,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share. On December 31, 2025,  the Company issued 1,429,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.0017 per share. On March 31, 2026, the Company issued 717,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share. In accordance with ASC 718, when the fair value of the services received is not directly determinable, the Company measures such equity-settled transactions based on the value assigned to the equity instruments issued.

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

Net Loss per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the nine months and the three months ended June 30, 2026, or June 30, 2025.

Recently Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. SHARES ISSUED - RELATED PARTIES

On June 30, 2026, the Company issued 648,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share of which 250,000 shares were issued to a related party (our CEO) for services valued at $30,000. On December 31, 2025,  the Company issued 1,429,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.0017 per share of which 250,000 shares were issued to a related party (our CEO) for services valued at $425. On March 31, 2026, the Company issued 717,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share of which 250,000 shares were issued to a related party (our CEO) for services valued at $30,000.

In October 2024 and March 2025, the Company issued 3,555,750 shares for $286,500 in cash, $75 stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

Related Party Accruals

During the year ended September 30, 2023, and modified as of August 27, 2025, the Company entered into a contract (see Note 6) with a party who has the right to obtain 638,532 shares. The License Agreement obligated us to make an upfront payment of $10,000 paid thirty days from the date of the License Agreement, $50,000 during the first quarter following the Effective Date and then $50,000 per quarter thereafter until the full $250,000 was paid. To date, we have paid $200,000 ($40,000 for the nine months and $-0- for the quarter ending June 30, 2026) to the related party. We have also paid $165,345 for VetBreath Dx units during the quarter and nine-months ended June 30, 2026 and as a result we are in good standing under the License Agreement. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. We did accrue royalties of $5,616 during the nine months ended June 30, 2026.

The Company entered into a contract for facilities rental with its Chief Executive Officer during the nine months ended June 30, 2026. Under this arrangement, $1,500 was accrued at September 30, 2025 and $-0- was accrued at June 30, 2026 and we paid $16,000 and $7,500 in rent for the nine months and the quarter ended June 30, 2026 and we also paid $9,000 and $4,500 in rent for the nine months and the quarter ended June 30, 2025.

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

federal corporate tax rate from 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income.

We did not provide any current or deferred US federal income tax provision or benefit during the three months ended June 30, 2026, or June 30, 2025 as we incurred tax losses or covered any potential obligation with offsetting tax carry forwards during the period. When it is more likely than not that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit. We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended June 30, 2026, or June 30, 2025 as defined under ASC 740, “Accounting for Income Taxes.” We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Tax credit (expense) at statutory rate (26%)	$ 115,030	$ 125,745
Increase (decrease) in valuation allowance	(115,030)	(125,745)
Net deferred tax assets	$ -	$ -

As of June 30, 2026, the Company had a federal net operating loss carryforward of approximately $1,700,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 382 upon any future change(s) in control of the Company.

The Company’s income tax returns for the years ended September 30, 2025, 2024 and 2023 are currently open to audit by federal and state jurisdictions.

NOTE 6. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine months and the three months ended June 30, 2026 or June 30, 2025 and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As consideration for the license under the License Agreement, the Company has agreed to make an initial payment of $10,000 upfront payment and $50,000 per quarter up to $250,000. Further, in consideration of the rights and licenses granted under the License Agreement, the Company is required to pay Defiant a royalty of 3% of net sales of all Licensed Products in the field of use throughout the world during the term of the License Agreement. To date, we have paid $200,000 ($ -0- and $40,000 during the quarter and the nine months ended June 30, 2026) to Defiant and we are current under the License Agreement. We have also paid $165,345 for VetBreath Dx units (including $55,115  during the quarter ended June 30, 2026) and nine months ended June 30, 2026 and as a result we are in good standing under the License Agreement. We did accrue royalties of $5,616 during the nine months ended June 30, 2026.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2026 and 2025 and for the nine months ended June 30, 2026 and 2025, we were authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001.

No shares of preferred stock were issued and outstanding as of September 15, 2020 (Inception), the effective date of the Holding Company Reorganization, and no shares of preferred stock were issued and outstanding through June 30, 2026.

No series of preferred stock or rights for preferred stock had been designated at June 30, 2026.

Common Stock

As of June 30, 2026 and June 30, 2025, we were authorized to issue 1,990,000,000 shares of common stock with a par value of $0.0001.

On June 30, 2026, the Company issued 648,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share of which 250,000 shares were issued to a related party (our CEO) for services valued at $30,000. On December 31, 2025,  the Company issued 1,429,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.0017 per share of which 250,000 shares were issued to a related party (our CEO) for services valued at $425. On March 31, 2026, the Company issued 717,000 equity shares to non-employees in consideration for professional and consulting services rendered at $ 0.12 per share of which 250,000 shares were issued to a related party (our CEO) for services valued at $30,000.  For the Quarter ended December 31, 2025, the Company also issued 74,000 shares for $18,500 in cash. We also issued in March, 2026 1,983,416 shares for $495,854 and sold 422,584 shares for $105,646 in cash in April 2026.

In October 2024 and March, 2025, the Company issued 3,555,750 shares for $286,500 in cash, $75 stock subscriptions and $1,188 of services, of which 500,000 shares were issued to related parties for services valued at $850.

As of June 30, 2026 and September 30, 2025, 49,751,241 and 44,477,241 shares of common stock were issued and outstanding, respectively.

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

Under the plan, on August 9, 2025, we issued 1,500,000 shares to an independent consultant.

Warrants

No warrants were issued or outstanding during the nine months and the three months ended June 30, 2026 or 2025.

Stock Options

Although the Plan described above permits the grant of stock options, no stock options have been granted under the Plan.

No stock options were issued or outstanding during the nine months and the three months ended June 30, 2026 or 2025.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2026, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Plan of Operation

The Company’s plan of operation is to obtain debt or equity financing to meet our ongoing operating expenses and opportunities for growth in return for shares of our common stock to create value for our shareholders.

The Company will need substantial additional capital to support its budget. The Company has had limited revenues and continues to generate operating losses. The Company has no committed source for any funds as of date hereof and there is no guarantee that it will be able to raise capital needed to fully implement its business plan or at terms that are reasonably acceptable. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, and although it has begun to achieve sales and royalty income, these are limited and it could fail in business as a result of these uncertainties.

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

We have limited capital and we will need to raise additional capital in order to fund our operating expenses and capital expenditure requirements through the year ended September 30, 2026, and beyond. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate sufficient enough product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

For the Nine Months and the Three Months ended June 30, 2026 we reported net losses of $(442,425) and $(241,611) compared to a loss of $(483,635) and ($211,818 ), for the nine months and three months ended June 30, 2025. Our net losses in the Three Months ended June 30, 2026 have resulted principally from our new contract licensing the use of technology we have partially completed developing, pre-operating costs, public entity costs and costs incurred in our research and development activities whereas our losses for Three Months ended June 30, 2025 had greater due diligence fees as we were adjusting to unexpected delays in commencing our plans. As of June 30, 2026, we had an accumulated deficit of $1,697,889, and we had cash and cash equivalents of $244,235.

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

As a result, we will need additional financing to support our continuing operations. To date, we have funded our operations primarily with the proceeds from the issuance and sale of our Common Stock. We only have one product available for sale and have generated only limited revenue from product sales since our inception. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to fund our operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of heartworm and one or more potential future product candidates, which could have a material adverse effect on our business, results of operations or financial condition.

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

Summary of Financial and Operating Performance

Results of Operations for the Nine Months and the Three Months Ended June 30, 2026 and 2025

Our net income (loss) and comprehensive income (loss) for our Three Months ended June 30, 2026, for our Three Months ended June 30, 2025, and the changes between those periods for the respective items are summarized as follows:

	For the Three Months Ended June 30,			For the Nine Months Ended June 30,
	2026	2025	Change	2026	2025	Change

Total Revenue	$ 50,700	$ -	$ 50,700	$ 187,200	$ -	$ 187,200

Research and Development	3,380	8,962	5,582	4,695	20,733	16,038

Operating expenses:

General and administrative expenses	254,445	95,490	(158,955)	507,877	250,103	(257,774)
Professional fees	8,039	3,256	(4,783)	38,080	17,107	(20,973)
Public Entity expenses	26,447	54,110	27663	38,973	69,025	30,052
Other operating expenses	-	50,000	50,000	40,000	126,667	86,667
Total operating expenses	288,931	202,856	(86,075)	624,930	462,902	(162,028)

Total Expenses	292,311	211,818	(80,493)	629,625	483,635	(145,990)

Operating income (loss)	(241,611)	(211,818)	(29,793)	(442,425)	(483,635)	41,210

Total other income (expense)	—	—	—	—	—	—

Net loss	$ (241,611)	$ (211,818)	$ (29,793)	$ (442,425)	$ (483,635)	$ 41,210

Net (loss) per share (basic and diluted)	$ (0.005)	$ (0.005)	$ 0.000	$ (0.009)	$ (0.013)	$ 0.004

Significant items affecting net income (loss) other than time differential are noted below.

Revenue

During the nine months and the three months ended June 30, 2026, we billed and collected $187,200 and $50,700, respectively,  in revenue from licensing our technology. We did not recognize any revenue during the nine months and the three months ended June 30, 2025, as our technology was not market ready during these periods.

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

•Conceptual formulation and design of product alternatives

•Testing to evaluate product or process alternative

Development

•Design, construction, and testing of pre-production prototypes and Costs for software development

Indirect components of R & D included

•We did not incur indirect costs that are clearly related to the R&D activities including facility expenses, such as rent and utilities for research spaces.

•Indirect labor Include administrative support costs that directly benefit research projects.

During the nine months and the three months ended June 30, 2026, we incurred total research and development expenses of $4,695 and $3,380, respectively, which was predominately due to the proportion of management time associated with finalizing the first two phases of our research and evaluating additional opportunities based on our findings. During the nine months and the three months ended June 30, 2025, we incurred expenses of $20,733 and $8,962, which was predominately due to set up costs for future research testing in additional products.

Operating expenses include professional fees, license fees, public entity and investor relations, general office expenditures, and other miscellaneous costs. Operating expenses incurred related primarily to personnel costs of officers and consultants, as well as the activities necessary to support corporate and shareholder duties and are detailed in the above table. For the nine months  and the three months ended June 30, 2026, we incurred operating expenses of $624,930 and $288,931, as compared to $462,902 and $202,856 for the nine months and the three months ended June 30, 2025 primarily due to the increase in general and administrative expenses.

The specific components of Operating Costs are as follows:

General and Administrative Expenses comprising general office expenditures fees of  $507,877 and $254,445 during the nine months and the three months ended June 30, 2026. During the nine months and the three months ended June 30, 2025, we incurred general and administrative expenses of $250,103 and $95,490. We reemphasized commencing operations as opposed to due diligence work and we made advances on how to approach operations from earlier periods. These costs were substantially personnel related.

Professional Fees for the nine months and the three months ended June 30, 2026 were $38,080 and $8,039, respectively, having changed from $17,107 and $3,256 in the nine months and the three months ended June 30, 2025 due to legal and accounting cost increases and directors and officers liability insurance.

Public entity costs are from costs associated with being a public entity such as investor relations, securities filings, transfer agent and Edgarization costs for the nine months and the three months ended June 30, 2026 were $38,973 and $26,447, respectively, having decreased from $69,025 and $54,110 in the nine months and the three months ended June 30, 2025 due to decreased one-time costs incurred to upgrade our trading status of our publicly traded shares.

Other operating expenses include license fees. Costs also decreased to $-0- and $40,000 in the three months and nine months ended June 30, 2026 as compared to $50,000 and $126,667 in the three months  and nine months ended June 30, 2025 primarily due to elections of the timing to pay a fee over the life of the contract. The timing of the costs was negotiated and influenced by purchasing VetBreath Dx Units.

Interest and Other Income (Expenses) Net

During the nine month and three month periods ended June 30, 2026 and 2025, we recognized no interest and other income (expenses), net in the period.

Loss before Income Tax

During the nine months and the three months ended June 30, 2026, we recognized a net loss before income taxes of $(442,425) and $(241,611), whereas for the nine months and three months ended June 30, 2025, we incurred a loss before income taxes of ($483,635) and $(211,818) due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine months and the three months ended June 30, 2026 and no provision for income taxes was recorded during the nine months and the three months ended June 30, 2025 as we incurred taxable losses in both periods.

Net Loss

During the nine months and the three months ended June 30, 2026, we recognized a net loss of $(442,425) and $(241,611), whereas for the nine months and the three months ended June 30, 2025, we incurred a loss of ($483,635) and $(211,818)  due to the factors discussed above.

Liquidity and Capital Resources

LIQUIDITY

At June 30, 2026 we had total current assets of $270,609. At June 30, 2026, we had total liabilities of $7,791, all of which were currently payable.

The Company has limited cash and will require additional financing to continue operations beyond the near term. Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

We have had no revenue generating operations until the nine months ended June 30, 2026 from which we can internally generate funds. To date, our ongoing operations have been financed by equity investments. While we have begun to generate revenue, it is not enough to cover our desired operating costs and research. We believe we will be able to secure additional financings in the future; we cannot predict the size or pricing of any such financings.

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

Based on the conditions described within, management has concluded and the audit opinion and notes that accompany our financial statements for the years ended September 30, 2025 and 2024, disclose that substantial doubt exists as to our ability to continue in business. The financial statements have been prepared under the assumption that we will continue as a going concern. We are an early-stage company and we have incurred losses since our inception. We believe that the going concern uncertainty cannot be alleviated with confidence until the Company has entered into a business climate where funding of its planned ongoing operating activities is secured.

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

As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ending September 30, 2025, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our primary sources and uses of cash for the nine months ended June 30, 2026 and 2025 were as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2026	June 30, 2025

Net Cash Provided by (Used in) Operating Activities	$ (270,362)	$ (495,879)
Net Cash Flows (used in) Investing Activities	(123,231)	—
Net Cash Flows from Financing Activities	620,000	694,001

Net Movement in Cash and Cash Equivalents	$ 226,407	$ 198,122

Cash Used in Operating Activities

During the nine months ended June 30, 2026, we incurred a net loss of $(442,425) which after adjustments for noncash services of $166,229, depreciation of $30,026, and an increase of $14,700 of accounts receivables along with other working capital items resulted in net cash of $270,362 used in operations.

During the nine months ended June 30, 2025, we incurred a net loss of $(483,635) which after adjustments for an increase in accounts payable of $4,109 and noncash expense of $2,070, advances to related parties of $11,023 and related party accruals of $7,400 resulting in net cash of $495,879 being used in operations.

Investing Activities

During the nine months ended June 30, 2026, the Company purchased VetBreath Dx Units costing $110,549  and purchased software of $8,900 and obtained a trademark costing $3,782. During the nine months ended June 30, 2025, the Company did not have any investing activities.

Financing Activities

During the nine months ended June 30, 2026, we had no financing activities other than $620,000 which was collected from the sale of common stock. During the nine months ended June 30, 2025, we had no financing activities other than $694,001 which was collected from the sale of common stock.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2026 and as of June 30, 2025, we had no off-balance sheet arrangements.

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

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as; we have limited sources of income to meet our operating expenses.

Debt Covenants

The Company had no outstanding indebtedness for borrowed money, and was not subject to any debt covenants, as of June 30, 2026 or June 30, 2025. We are in good standing with all of our long term contractual relationships, including our license with Defiant Technologies. We are in the early stages of negotiating an extension of that agreement and cannot assure you it will be renewed or the terms of such a renewal or if any alternative options will be as acceptable as the present arrangement.

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

Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our sole executive officer, who serves as the Chief Executive Officer and Chief Financial Officer has concluded, based upon the evaluation described above, that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our financial statements for the three months ended June 30, 2026, we determined that we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2026, the Company issued 2,794,000 shares of common stock for services. The issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. On April 1, 2026 the Company added Elyssa Campbell, Earnest Anthony Porter, David Michael Mauer and James C. Jones to its board of directors.

On July 28, 2026, FINRA processed a Form 211 submitted by a market maker relating to the initiation of priced quotations of the Company’s common stock. FINRA’s processing of a Form 211 does not constitute FINRA’s approval of the security, the issuer, or the issuer’s business, and there can be no assurance that an active trading market for the Company’s common stock will develop or be sustained.

FINRA has not passed upon the accuracy or adequacy of the documents contained in the Form 211 submission. Processing does not ensure that trading will occur or that an active or liquid market for GIP common stock will develop or be sustained.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Title of Document

3.1	Certificate of Incorporation - Delaware – Canning Street Corporation – .9.15.2020 (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Certificate of Incorporation - 10.23.2020 (1)

3.4	Certificate of Amendment to the Certificate of Incorporation dated May 10, 2021 (3)

3.5	Certificate of Correction dated May 11, 2021 (3)

4.1	Description of Securities (4)

10.1	Agreement and Plan of Merger and Reorganization into Holding Company Structure (1)

10.2	Stock Purchase Agreement dated June 30, 2021 (2)

10.3	Patent and Know-How License Agreement between Global Innovative Platforms Inc. and Defiant Technologies Inc. dated August 18, 2023 (5)

31.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form 10 dated December 29, 2020.

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

GLOBAL INNOVATIVE PLATFORMS, INC.

(Registrant)

Dated: August 14, 2026	By:	/s/ Andrew Brown
Andrew Brown
(Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)